Form 10-Q
period 1995-02-28
TEMTEX INDUSTRIES INC
filed 1995-04-11
CIK 110740

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended February 28, 1995                   Commission File No. 0-5940


                             TEMTEX INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



           Delaware                                      75-1321869
- - -------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



3010 LBJ Freeway, Suite 650, Dallas, Texas                         75234
- - -------------------------------------------                -------------------
(Address of principal executive offices)                          (Zip Code)



                   214/484-1845
- - ---------------------------------------------------
(Registrant's telephone number including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                              Yes   X      No
                                  -----       -----

The Registrant had 3,456,641 shares of common stock, par value $.20 per share, outstanding as of the close of the period covered by this report.

                         PART I.  FINANCIAL INFORMATION

                    TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
                       (In Thousands Except Share Amounts)


                                            3 Mths. Ended       6 Mths. Ended
                                           2/28/95  2/28/94    2/28/95  2/28/94
                                           -------  -------    -------  -------
Net sales                                  $10,213  $10,758    $24,380  $22,344
Cost of goods sold                           7,548    7,432     16,864   15,066
                                           -------  -------    -------  -------
                                             2,665    3,326      7,516    7,278

Cost and expenses:
  Selling, general and administrative        2,456    2,588      5,606    4,989
  Interest                                     111      121        197      353
Other income                                  (133)     (32)      (144)     (32)
                                           -------  -------    -------  -------
                                             2,434    2,677      5,659    5,310
                                           -------  -------    -------  -------
    INCOME FROM OPERATIONS
      BEFORE INCOME TAXES                      231      649      1,857    1,968

State and federal income taxes--Note A          85      145        682      472
                                           -------  -------    -------  -------

          NET INCOME                       $   146   $  504    $ 1,175  $ 1,496
                                           -------  -------    -------  -------
                                           -------  -------    -------  -------


Income per common share--Note B

          NET INCOME                         $ .04    $ .15      $ .33    $ .50
                                           -------  -------    -------  -------
                                           -------  -------    -------  -------


Weighted average common and common
  equivalent shares outstanding            3544357  3446680    3545681  2995399
                                           -------  -------    -------  -------
                                           -------  -------    -------  -------



See notes to condensed consolidated financial statements.

                    TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)
                      February 28, 1995 and August 31, 1994
                                 (In Thousands)


                                                     February 28,    August 31,
                                                        1995            1994
                                                     -----------     ---------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                            $   864       $   627
  Accounts receivable, less allowance for
    doubtful accounts                                    6,009         7,729
  Inventories                                            9,639         8,784
  Prepaid expenses and other assets                        813           442
  Deferred taxes                                            93            93
                                                       -------       -------

                 TOTAL CURRENT ASSETS                   17,418        17,675

DEFERRED TAXES                                             871           871

OTHER ASSETS                                               343           370

ASSETS RELATED TO DISCONTINUED OPERATIONS
     --Note F                                              107           105

PROPERTY, PLANT AND EQUIPMENT
  Land and clay deposits                                   120           120
  Buildings and improvements                             2,487         2,320
  Machinery, equipment, furniture and fixtures          20,081        18,082
  Leasehold improvements                                   653           613
                                                       -------       -------
                                                        23,341        21,135
  Less allowances for depreciation,
    depletion and amortization                          16,856        16,408
                                                       -------       -------
                                                         6,485         4,727



                                                       -------       -------

                                                       $25,224       $23,748
                                                       -------       -------
                                                       -------       -------


                                                  February 28,    August 31,
                                                      1995           1994
                                                  ------------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                        $   375       $   375
  Accounts payable                                       5,273         4,819
  Accrued expenses                                       1,665         2,069
  Income taxes payable                                    (117)            3
  Current maturities of indebtedness
    to related parties                                       8             7
  Current maturities of long-term
    obligations--Note C                                    370           213
                                                       -------        ------
            TOTAL CURRENT LIABILITIES                    7,574         7,486

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities                                  942           947

LONG-TERM OBLIGATIONS,
  less current maturities--Note C                          617           399

COMMITMENTS AND CONTINGENCIES--Note E

STOCKHOLDERS' EQUITY--Note D
  Preferred stock - $1 par value; 1,000,000
    shares authorized, none issued                          --            --
  Common stock - $.20 par value; 10,000,000
    shares authorized, 5,258,125 shares issued             714           714
  Additional capital                                     9,215         9,215
  Retained earnings                                      6,489         5,314
                                                       -------        ------
                                                        16,418        15,243
Less:
    Treasury stock:
      At cost - 113,696 shares                             327           327
      At no cost - 1,687,788 shares                         --            --
                                                       -------        ------
                                                        16,091        14,916


                                                       -------        ------
                                                       $25,224       $23,748
                                                       -------        ------
                                                       -------        ------



See notes to condensed consolidated financial statements.

                                                                    Page 5 of 13
                    TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In Thousands)


                                                             6 Months Ended
                                                              February 28,
                                                            1995         1994
                                                          -------      -------
OPERATING ACTIVITIES
  Net income                                              $ 1,175      $ 1,496
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation, depletion and amortization                  638          466
    Gain on disposition of buildings and equipment            (70)         (23)
    Provision for doubtful accounts                            36          216
    Changes in operating assets and liabilities:
      Accounts receivable                                   1,684         (745)
      Inventories                                            (855)        (379)
      Prepaid expenses and other assets                      (344)          26
      Accounts payable and accrued expenses                    50         (517)
      Income taxes payable                                   (120)         103
                                                          -------      -------
             NET CASH PROVIDED BY OPERATING ACTIVITIES      2,194          643

INVESTING ACTIVITIES
  Purchases of property, plant and equipment               (2,383)        (762)
  Expenditures on assets related to discontinued
    operations                                                 (2)        (147)
  Proceeds from disposition of property, plant
    and equipment                                              70           25
  Proceeds from disposition of assets and other
   receipts related to discontinued operations                 --           30
                                                          -------      -------
             NET CASH USED IN INVESTING ACTIVITIES         (2,315)        (854)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit and
    long-term borrowings                                      512          110
  Principal payments on revolving line of credit,
    long-term obligations and indebtedness to
    related parties                                          (154)      (5,482)
  Proceeds from issuance of common stock                       --        6,552
                                                          -------      -------
             NET CASH PROVIDED BY FINANCING ACTIVITIES        358        1,180

                                                          -------      -------
INCREASE IN CASH AND CASH EQUIVALENTS                         237          969

Cash and cash equivalents at beginning of year                627          410
                                                          -------      -------
            CASH AND CASH EQUIVALENTS AT END OF PERIOD    $   864      $ 1,379
                                                          -------      -------
                                                          -------      -------




See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--INCOME TAXES

Effective September 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," (SFAS 109). There was no effect of adopting SFAS 109 on net income in the first six months of fiscal 1994 as the Company recorded a valuation allowance against the entire net deferred tax asset amount.

Income for the first six months of fiscal 1995 reflects an estimated annualized tax rate of approximately 36.7%.

NOTE B--INCOME PER COMMON SHARE

Income per common share is based on the weighted average number of common stock and common stock equivalents outstanding during each period. Common stock equivalents include options granted to key employees and outside directors. The number of common stock equivalents was based on the number of shares issuable on the exercise of options reduced by the number of common shares that are assumed to have been purchased, at the average price of the common stock during each quarter, with the proceeds from the exercise of the options. Fully diluted income per common share is not presented because dilution is not significant.

NOTE C--NOTES PAYABLE AND LONG-TERM DEBT

In May 1994, the Company entered into a two year credit agreement with a bank whereby the Company may borrow a maximum of $3,000,000 under a revolving credit note. The credit agreement was amended in September 1994, in which a three year term note of $512,000 was added. The term note bears interest at the lending bank's prime commercial interest rate with principal and interest payments required on a quarterly basis. Covenants contained in the original loan agreement that require the maintenance of a specified ratio of total liabilities to tangible net worth, as defined, and a fixed charge flow coverage ratio, as defined, remain in effect.

NOTE D--CAPITAL STOCK

At February 28, 1995 and August 31, 1994, there were 1,000,000 shares of preferred stock, with a par value of $1 authorized. None have been issued.

At February 28, 1995 and August 31, 1994, there were 10,000,000 shares of par value $.20 common stock authorized of which 5,258,125 shares were issued. Of the shares issued, 3,456,641 were outstanding. The remainder of the issued stock is comprised of 113,696 shares of treasury stock at cost and 1,687,788 shares of treasury stock at no cost.

NOTE E--CONTINGENCIES

Due to the complexity of the Company's operations, disagreements occasionally occur.

In the opinion of management, the Company's ultimate loss from such disagreements and potential resulting legal action, if any, will not be significant.

NOTE F--DISCONTINUED OPERATIONS

In 1993, management of the Company decided to discontinue the Company's contract products segment. Assets related to the discontinued contract products operations are included in the Condensed Consolidated Balance Sheets under the caption "Assets Related to Discontinued Operations" and consist of land, building and equipment.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

NET SALES

The Company reported a 5% decrease in net sales to $10,213,000 in the second quarter of fiscal 1995 compared to net sales of $10,758,000 in the second quarter of fiscal 1994. For the first six months of 1995, sales of $24,380,000 were approximately 9% greater than sales of $22,344,000 reported for the first six months of 1994.

FIREPLACE PRODUCTS. Net sales decreased approximately 5% in the second quarter of fiscal 1995 compared to the second quarter of 1994. The sales decrease was attributed to a 16% decrease in the quantity of ventfree gas log sets delivered partially offset by a 4% increase in the number of zero clearance fireplaces delivered in the same period. Between the comparative six month periods, net sales increased approximately 10%. Deliveries of ventfree gas logs increased by 6% between the six month periods and deliveries of zero clearance fireplaces increased by 15%. The unseasonably warm weather in the late fall and early winter period apparently contributed to the reduction in sales of ventfree gas log sets as retail levels were less than anticipated for this time period. Net sales of zero clearance fireplaces may have been influenced by the slight increase in housing starts in both the current quarter as well as the first six months compared to the same periods last year. Nationwide, housing starts increased 2% in the second quarter of the current fiscal year compared to the second quarter of last year and 4% between the comparative six month periods.

FACE BRICK PRODUCTS. Net sales decreased approximately 6% in the second quarter of fiscal 1995 compared to the second quarter of fiscal 1994. A reduction in the quantity of brick sold was partially offset by an increase in the overall selling price. Between the comparative six month periods, net sales increased by approximately 7% as the result of a small increase in the quantity of brick sold in conjunction with an overall price increase.

GROSS PROFIT

FIREPLACE PRODUCTS. Gross profit decreased by approximately 21% in the second quarter of fiscal 1995 compared to the second quarter of fiscal 1994. The decrease in sales volume was mainly responsible for the decrease in gross profit. Between the comparative six month periods, gross profit increased by approximately 2% as a direct result of the increase in sales volume between the two periods.

FACE BRICK PRODUCTS. Gross profit decreased 16% in the second quarter of fiscal 1995 compared to the second quarter of fiscal 1994. The decrease in net sales was responsible for the decrease in gross profit. Between the six month periods, gross profit increased approximately 11% as a result of the increase in net sales between the two periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $132,000 or 5% in the second quarter of fiscal 1995 compared to the second quarter of fiscal 1994. As a percentage of sales, expenses remained at approximately 24% in each quarter. Between the comparative six month periods, expenses increased $617,000 or 12%. As a percentage of sales, expenses increased from approximately 22% for the first six months of 1994 to approximately 23% for the first six months of 1995. The increase was due mainly to increases in selling expenses including advertising, promotions, displays and trade shows.

INTEREST EXPENSE

Interest expense decreased $10,000 or 8% in the second quarter of 1995 compared to the second quarter of 1994. Between the comparative six month periods, interest expense decreased $156,000 or 44%. Outstanding debt was significantly reduced in December 1993 when a portion of the net proceeds that the Company received from a secondary stock offering was used to retire a major portion of the Company's debt.

INCOME TAXES

Income tax expense of $682,000 for the first six months of fiscal 1995 includes the provision for both federal and state income taxes. Income for the six months ended February 28, 1994 reflects the utilization of operating loss carryforwards, which had been fully reserved, resulting in a benefit of approximately $216,000. All of the Company's net operating loss and investment tax credit carryforwards were utilized in fiscal 1994. An estimated annualized effective tax rate of 36.7% was applied to pre-tax income for the first six months of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2,194,000 for the first six months of 1995 compared to $643,000 for the first six months of 1994. The increased cash flow from operations in 1995 was caused primarily by changes in working capital, principally the decrease in accounts receivable.

In May 1994, the Company entered into a two year credit agreement with a bank whereby the Company may borrow up to $3,000,000 under a revolving credit note. The credit agreement was amended in September 1994, in which a three year term note of $512,000 was added. Funds provided by the term note were used for various capital expenditures. The term note bears interest at the lending bank's prime commercial interest rate. Quarterly principal and accrued interest payments are required.

Working capital decreased by $345,000 at February 28, 1995 compared to August 31, 1994 and the current ratio decreased from 2.4 at August 31, 1994 to 2.3 at February 28, 1995.

Capital expenditures and capitalized lease obligations for the first six months of 1995 were $2,396,000 compared to $762,000 for the first six months of 1994. Expenditures include amounts for tooling and dies for new fireplace products models, equipment, both replacement and for additional capacity, and the construction of an office building to replace one destroyed by fire in 1991 at the brick products manufacturing facility. The capital additions have been financed by cash flow from operations and funds from the term note.

In December 1993, the Company completed a secondary stock offering in which 1,000,000 shares of common stock were issued which provided the Company with approximately $6,529,000, net of expenses. A portion of the net proceeds was used to retire debt with the remaining portion being used for working capital purposes.

The Company anticipates that cash flow from operations together with funds from the term note and funds available from the revolving credit facility should provide the Company with adequate funds to meet its working capital requirements as well as requirements for capital expenditures for at least the next twelve months.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended February 28, 1995 are not necessarily indicative of the results that may be expected for the year ending August 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 1994.

                           PART II.  OTHER INFORMATION



Item 6(b).  Reports on Form 8-K

The Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TEMTEX INDUSTRIES, INC.



DATE:  4/10/95                                  BY:/s/E.R.Buford
     --------------                                ----------------------
                                                   E. R. Buford
                                                   President



DATE:  4/10/95                                  BY:/s/R. N. Stivers
     --------------                                ----------------------
                                                   R. N. Stivers
                                                   Vice President-Finance