Form 10-Q/A
period 1995-02-28
TEMTEX INDUSTRIES INC
filed 1995-05-31
CIK 110740

                                                                    AMENDMENT #1


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended February 28, 1995                  Commission File No. 0-5940


                             TEMTEX INDUSTRIES, INC.
             -------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


          Delaware                                     75-1321869
- ------------------------------               ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


3010 LBJ Freeway, Suite 650, Dallas, Texas                         75234
- ------------------------------------------                    ---------------
(Address of principal executive offices)                        (Zip Code)


                    214/484-1845
- ---------------------------------------------------
(Registrant's telephone number including area code)


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

NOTE:

Form 10-Q submitted by Temtex Industries, Inc., for the period ended February 28, 1995 is hereby amended to include the Financial Data Schedule that was omitted in the original filing.

                                                                     FORM 10-Q/A
                                                                    AMENDMENT #1

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  TEMTEX INDUSTRIES, INC.

DATE:   05/31/95                                 BY: /s/ E. R. BUFORD
     ---------------                                -----------------------
                                                     E. R. Buford
                                                     President


DATE:   05/31/95                                 BY: /s/ R. N. STIVERS
     ---------------                                -----------------------
                                                     R. N. Stivers
                                                     Vice President-Finance