Form 10-Q
period 1995-05-31
TEMTEX INDUSTRIES INC
filed 1995-07-12
CIK 110740

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended May 31, 1995                       Commission File No. 0-5940


                             TEMTEX INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



             Delaware                                  75-1321869
- -------------------------------            ------------------------------------

(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



3010 LBJ Freeway, Suite 650, Dallas, Texas                        75234
- ------------------------------------------                  ----------------
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

The Registrant had 3,459,141 shares of common stock, par value $.20 per share, outstanding as of the close of the period covered by this report.

                         PART I.  FINANCIAL INFORMATION

                    TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
          Condensed Consolidated Statements of Operations (Unaudited)
                      (In Thousands Except Share Amounts)

                                        3 Mths.  Ended       9 Mths.  Ended
                                       5/31/95   5/31/94    5/31/95   5/31/94
                                       -------   -------    -------   -------
Net sales                              $ 8,581   $10,234    $32,961   $32,578
Cost of goods sold                       6,772     7,074     23,636    22,140
                                       -------   -------    -------   -------
                                         1,809     3,160      9,325    10,438

Cost and expenses:
  Selling, general and administrative    2,663     2,470      8,269     7,459
  Interest                                 140        87        337       440
Other income                               (15)      (16)      (159)      (48)
                                       -------   -------    -------   -------
                                         2,788     2,541      8,447     7,851

                                       -------   -------    -------   -------
    INCOME FROM OPERATIONS
      BEFORE INCOME TAXES                 (979)      619        878     2,587

State and federal income tax
  (benefit) expense--Note A               (360)     (193)       322       279
                                       -------   -------    -------   -------

          NET (LOSS) INCOME            $  (619)  $   812    $   556   $ 2,308
                                       -------   -------    -------   -------
                                       -------   -------    -------   -------

(Loss) income per common share--Note B

          NET (LOSS) INCOME              $(.17)    $ .23      $ .16     $ .73
                                         -----     -----      -----     -----
                                         -----     -----      -----     -----

Weighted average common and common
  equivalent shares outstanding        3541040   3547704    3544134   3179864
                                       -------   -------    -------   -------
                                       -------   -------    -------   -------








See notes to condensed consolidated financial statements.

                    TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)
                        May 31, 1995 and August 31, 1994
                                 (In Thousands)

                                                    May 31,      August 31,
                                                     1995           1994
                                                   --------      ----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $   389        $   627
  Accounts receivable, less allowance for
    doubtful accounts of $584,000 in 1995
      and $522,000 in 1994                           5,756          7,729
  Inventories                                        9,479          8,784
  Prepaid expenses and other assets                    543            442
  Income taxes recoverable                             483             --
  Deferred taxes                                        93             93
                                                   -------        -------

             TOTAL CURRENT ASSETS                   16,743         17,675

DEFERRED TAXES                                         871            871

OTHER ASSETS                                           356            370

ASSETS RELATED TO DISCONTINUED OPERATIONS
     --Note F                                          101            105

PROPERTY, PLANT AND EQUIPMENT
  Land and clay deposits                               120            120
  Buildings and improvements                         3,167          2,320
  Machinery, equipment, furniture and fixtures      21,054         18,082
  Leasehold improvements                               734            613
                                                   -------        -------
                                                    25,075         21,135
  Less allowances for depreciation,
    depletion and amortization                      17,189         16,408
                                                   -------        -------
                                                     7,886          4,727


                                                   -------        -------

                                                   $25,957        $23,748
                                                   -------        -------
                                                   -------        -------

                                                 May 31,      August 31,
                                                  1995           1994
                                              ------------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                    $ 1,875       $   375
  Accounts payable                                   4,236         4,819
  Accrued expenses                                   1,390         2,069
  Income taxes payable                                  --             3
  Current maturities of indebtedness
    to related parties--Note G                           7             7
  Current maturities of long-term
    obligations--Note C                                582           213
                                                   -------       -------

        TOTAL CURRENT LIABILITIES                    8,090         7,486

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities--Note G                    1,623           947

LONG-TERM OBLIGATIONS,
  less current maturities--Note C                      769           399

COMMITMENTS AND CONTINGENCIES--Note E

STOCKHOLDERS' EQUITY--Note D
  Preferred stock - $1 par value; 1,000,000
    shares authorized, none issued                      --            --
  Common stock - $.20 par value; 10,000,000
    shares authorized, 5,260,625 shares issued         714           714
  Additional capital                                 9,218         9,215
  Retained earnings                                  5,870         5,314
                                                   -------       -------
                                                    15,802        15,243
Less:
    Treasury stock:
      At cost - 113,696 shares                         327           327
      At no cost - 1,687,788 shares                     --            --
                                                   -------       -------
                                                    15,475        14,916

                                                   -------       -------

                                                   $25,957       $23,748
                                                   -------       -------
                                                   -------       -------


See notes to condensed consolidated financial statements.

                  TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Cash Flows (Unaudited)
                               (In Thousands)

                                                           9 Months Ended
                                                               May 31,
                                                          1995        1994
                                                        -------     -------
OPERATING ACTIVITIES
  Net income                                            $   556     $ 2,308
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation, depletion and amortization              1,064         736
    Deferred tax benefit                                     --        (342)
    Gain on disposition of buildings and equipment          (83)        (23)
    Provision for doubtful accounts                         101         302
    Changes in operating assets and liabilities:
      Accounts receivable                                 1,872      (1,059)
      Inventories                                          (695)       (994)
      Prepaid expenses and other assets                     (88)        (77)
      Accounts payable and accrued expenses              (1,262)       (184)
      Income taxes payable                                 (486)        207
                                                        -------     -------
        NET CASH PROVIDED BY OPERATING ACTIVITIES           979         874

INVESTING ACTIVITIES
  Purchases of property, plant and equipment             (3,511)     (1,223)
  Expenditures on assets related to discontinued
    operations                                               (2)       (256)
  Proceeds from disposition of property, plant
    and equipment                                            89          25
  Proceeds from disposition of assets and other
    receipts related to discontinued operations               6          44
                                                        -------     -------
        NET CASH USED IN INVESTING ACTIVITIES            (3,418)     (1,410)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit and
    long-term borrowings                                  2,456         110
  Principal payments on revolving line of credit,
    long-term obligations and indebtedness to
    related parties                                        (258)     (5,640)
  Proceeds from issuance of common stock                      3       6,530
                                                        -------     -------
        NET CASH PROVIDED BY FINANCING ACTIVITIES         2,201       1,000

                                                        -------     -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (238)        464

Cash and cash equivalents at beginning of year              627         410
                                                        -------     -------

       CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   389     $   874
                                                        -------     -------
                                                        -------     -------



See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--INCOME TAXES

The Company calculates its income tax expense under the liability method of accounting for income taxes. At September 1, 1993, the Company recorded a valuation allowance against the entire net deferred tax asset amount that resulted from using the liability method. During the quarter ended May 31, 1994, the Company reduced the valuation allowance which increased net income by $342,000. The Company utilized all of its tax loss carryforwards in fiscal 1994.

Income for the first nine months of fiscal 1995 reflects an estimated annualized tax rate of approximately 36.7%.

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

NOTE D--CAPITAL STOCK

At May 31, 1995 and August 31, 1994, there were 1,000,000 shares of preferred stock, with a par value of $1 authorized. None have been issued.

At May 31, 1995 and August 31, 1994, there were 10,000,000 shares of par value $.20 common stock authorized of which 5,260,625 shares were issued. Of the shares issued, 3,459,141 were outstanding. The remainder of the issued stock is comprised of 113,696 shares of treasury stock at cost and 1,687,788 shares of treasury stock at no cost.

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

NOTE G--INDEBTEDNESS TO RELATED PARTIES

One of the manufacturing facilities is leased from a partnership consisting of the Company's Chairman and a former director and is accounted for as a capitalized lease. During fiscal 1995, the facility was expanded to increase the manufacturing capacity as well as add other improvements to the location.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

NET SALES

The Company reported a 16% decrease in net sales to $8,581,000 in the third quarter of fiscal 1995 compared to net sales of $10,234,000 in the third quarter of fiscal 1994. For the first nine months of 1995, sales of $32,961,000 were approximately 1% greater than sales of $32,578,000 reported for the first nine months of 1994.

FIREPLACE PRODUCTS. Net sales decreased approximately 19% in the third quarter of fiscal 1995 compared to the third quarter of 1994. The sales decrease was attributed to a 15% decrease in the quantity of zero clearance fireplaces delivered and a 45% decrease in the quantity of ventfree gas log sets delivered between the comparative quarters. Purchases from retailers have declined as retailers have unsold inventory remaining as the result of the weak demand caused by the mild winter across the nation. Anticipated reorders to replenish retail inventories did not occur as planned. Sales of zero clearance fireplaces were also negatively influenced by the reduction in new housing starts between the comparative quarters. Nationwide, annualized new housing starts decreased approximately 16% in the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994 due to overall increases in mortgage lending rates. Between the comparative nine month periods, net sales increased approximately 1%. Deliveries of zero clearance fireplaces increased by approximately 5% between the nine month comparison periods and deliveries of ventfree gas log sets decreased by approximately 4%. Between the comparative nine month periods, new housing starts decreased by approximately 3% which indicates that the Company increased its share in providing the new housing market with zero clearance fireplaces.

FACE BRICK PRODUCTS. Net sales decreased approximately 6% in the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994. A reduction in the quantity of brick sold was partially offset by a slight increase in the average selling price. Between the comparative nine month periods, net sales increased by approximately 2%. The increase in the average selling price received for the brick more than offset the small decrease in the quantity sold.

GROSS PROFIT

FIREPLACE PRODUCTS. Gross profit decreased by approximately 53% in the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994. The decrease in sales volume was responsible for the decrease in gross profit. Fixed manufacturing costs on a per unit basis increased as a result of the decrease in sales volume. Between the comparative nine month periods, gross profit decreased by approximately 14%.

FACE BRICK PRODUCTS. Gross profit decreased approximately 5% in the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994. The decrease in net sales was responsible for the decreases in gross profit. Between the nine month periods, gross profit increased approximately 6% as a result of the increase in the average unit selling price between the two periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $193,000 or 8% in the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994. Between the comparative nine month periods, expenses increased by $810,000 or approximately 11%. The increases in both periods of fiscal 1995 were due mainly to planned increases in selling expenses including advertising, promotions, displays and trade shows.

INTEREST EXPENSE

Interest expense increased $53,000 in the third quarter of 1995 compared to the third quarter of 1994. The increase was caused by the increase in short term debt outstanding during the most recent quarter. Between the comparative nine month periods, interest expense decreased $103,000. Outstanding debt was significantly reduced in the second quarter of fiscal 1994 when a portion of the net proceeds that the Company received from a secondary stock offering was used to retire a major portion of the Company's debt.

INCOME TAXES

Income tax expense of $322,000 for the first nine months of fiscal 1995 includes the provision for both federal and state income taxes. Income for the nine months ended May 31, 1994 reflects the utilization of operating loss carryforwards, which had been fully reserved, resulting in a benefit of approximately $342,000. All of the Company's net operating loss and investment tax credit carryforwards were utilized in fiscal 1994. An estimated annualized effective tax rate of 36.7% was applied to pre-tax income for the first nine months of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $979,00 for the first nine months of 1995 compared to $874,000 for the first nine months of 1994. The increased cash flow from operations was caused primarily by changes in working capital, principally a decrease in accounts receivable.

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

Working capital decreased by $1,536,000 at May 31, 1995 compared to August 31, 1994 and the current ratio decreased from 2.4 at August 31, 1994 to 2.1 at May 31, 1995.

Capital expenditures for the first nine months of 1995 were $3,511,000 compared to $1,223,000 for the first nine months of 1994. Expenditures include amounts for tooling and dies for new fireplace products models, equipment (both replacement and for additional capacity), and the construction of an office building to replace one destroyed by fire in 1991 at the brick products manufacturing facility. In addition, capitalized lease obligations of $717,000 were recorded in fiscal 1995. The major portion of the capitalized lease obligations was the cost of the manufacturing facility expansion at the Manchester, Tennessee fireplace products plant. The capital additions have been financed by cash flow from operations and funds from both the revolving credit and term notes.

In the second quarter of fiscal 1994, the Company completed a secondary stock offering in which 1,000,000 shares of common stock were issued which provided the Company with approximately $6,529,000, net of expenses. A portion of the net proceeds was used to retire debt with the remaining portion being used for working capital purposes.

The Company anticipates that cash flow from operations together with funds from the term note and funds available from the revolving credit facility should provide the Company with adequate funds to meet its working capital requirements as well as requirements for capital expenditures for at least the next twelve months. If additional funds are needed, due to the amount of current year capital expenditures, the lending bank that holds the credit agreement has indicated that the agreement would be amended to provide the Company with whatever additional funds the Company might require.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended May 31, 1995 are not necessarily indicative of the results that may be expected for the year ending August 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 1994.

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

                                  TEMTEX INDUSTRIES, INC.



DATE:  July 11, 1995              BY:/s/E.R.Buford
     -----------------               -----------------------
                                     E. R. Buford
                                     President



DATE:  July 11, 1995              BY:/s/R. N. Stivers
     -----------------               -----------------------
                                     R. N. Stivers
                                     Vice President-Finance