Form 10-K405
period 1995-08-31
TEMTEX INDUSTRIES INC
filed 1995-11-28
CIK 110740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-K

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended:  August 31, 1995

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


Commission File Number 0-5940

                     TEMTEX INDUSTRIES, INC.
     (Exact name of registrant as specified in its charter)

           Delaware                              75-1321869
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

3010 LBJ Freeway, Suite 650, Dallas, Texas          75234
(Address of principal executive offices)          Zip Code

  Company's telephone number, including area code: 214/484-1845

   Securities Registered Pursuant to Section 12(b) of the act:

                              None

   Securities Registered Pursuant to Section 12(g) of the act:

             Common Stock, par value $0.20 per share
                        (Title of Class)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    YES  [ X ]  NO  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of November 15, 1995, the aggregate market value of the voting stock held by nonaffiliates of Temtex Industries, Inc. was $9,767,839.

As of August 31, 1995 there were 3,464,141 shares of common stock, par value $0.20 per share, of Temtex Industries, Inc. outstanding.

                             PART I

ITEM 1.     BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

The Company is a major producer of metal fireplace products (woodburning and gas) and face brick products used in the residential and commercial building markets. The Company manufactures woodburning metal fireplaces as well as those utilizing natural gas and liquified petroleum products. The Company in 1992, introduced its Temco American Dream (Trademark Symbol) ventfree gas log product line. The ventfree fireplace units provide heat from glowing artificial logs without the use of a vent, flue or similar device. The Company also manufactures and markets a line of face brick products in varying styles, textures, sizes and colors. The Company was organized in 1969 under the name Monnfield Industries, Inc. and in 1971 changed its name to Temtex Industries, Inc. In August 1971, the Company merged with Texas Clay Industries, Inc., thereby acquiring several businesses, including its face brick business.

NARRATIVE DESCRIPTION OF BUSINESS

Fireplace Products

Through its wholly owned subsidiary, Temco Fireplace Products, Inc. ("TFPI"), formerly Temtex Products, Inc., the Company manufactures and distributes zero clearance metal fireplace units and gas fireplace equipment. For the fiscal year ended August 31, 1995, the Company had aggregate sales of fireplace products of approximately $34.5 million.

Zero Clearance Metal Fireplace Products. A zero clearance metal fireplace is similar in function to a masonry fireplace, except that the firebox and flue pipe chimney are fabricated from stainless and coated steels and shipped as a unit to the purchaser or construction site. The inside of the firebox of a zero clearance metal fireplace is completely lined with an embossed brick pattern refractory, giving the appearance of a masonry surface. The inner pipe of the flue is made from stainless steel. Because zero clearance metal fireplaces are prefabricated, contractors can install them more easily and at lower cost than is the case with traditional masonry fireplaces. In addition, because zero clearance metal fireplaces utilize a metal flue instead of a masonry chimney, they offer enhanced placement flexibility. The Company manufactures and distributes zero clearance fireplaces in a full range of prices for each of the common fuel categories (i.e., wood logs, natural gas and liquified petroleum products).
In addition, the Company either manufactures or purchases from others for use in conjunction with its fireplace products certain essential components or optional enhancements such as glass doors, blower kits, outside air kits, screens and grates. These items are incorporated into the zero clearance metal fireplace units during the assembly process or shipped in conjunction with a fireplace unit for subsequent assembly, depending upon customer specifications. The Company does not currently manufacture accessories for fireplace units manufactured by third parties or for existing masonry fireplaces.

Ventfree Gas Logs and Ventfree Fireplaces. During fiscal 1992, the Company introduced its American Dream (Trademark Symbol) ventfree gas log and a related ventfree fireplace unit. The American Dream (Trademark Symbol) ventfree gas log is a simulated wood log and burner set assembly utilizing a patented design licensed to the Company. This design permits the burning of natural gas or liquefied petroleum products, such as propane, to provide heat without the necessity of venting carbon monoxide from the combustion area. The simulated wood logs utilized in the American Dream (Trademark Symbol) ventfree gas log set are made of a soft ceramic material to resemble wood logs and the embers produced by the burning of wood logs. As the soft ceramic material is heated by the burner set, it radiates heat and produces a red glow resembling that produced by wood logs in a masonry fireplace. The Company also markets its ventfree gas logs as the Firetech 2000 (Registration Symbol) ventfree gas log, depending upon the customer. Unlike vented fireplaces, which must be located where outside venting can be effected, the Company's ventfree gas logs may be placed in any location where a heat source is desired, including existing fireplaces. Existing fireplaces can be modified to accommodate the use of the Company's ventfree gas logs at a nominal cost.

The Company markets ventfree gas log products, which consists of a 36-inch ventfree fireplace and a 24-inch gas log set among other several different size ventfree gas log sets and ventfree gas heaters and fireplace unit. The current fireplace products are marketed under either the American Dream (Trademark Symbol) ventfree name or the Firetech 2000 (Registration Symbol) ventfree name, depending upon the customer. Sales of the combined ventfree gas log and fireplace unit have been primarily to new home contractors, while significant quantities of the ventfree gas log sets not associated with a zero clearance fireplace unit have been sold to independent distributors and contractors serving the remodeling and retrofit markets.

Marketing and Distribution. The Company sells its fireplaces, ventfree gas logs and related accessories nationwide through its own sales force and through third party sales representatives primarily to contractors, wholesale distributors and retailers. A majority of the Company's fireplaces are ultimately purchased by home builders and others engaged in the construction of new housing or remodeling of existing homes. The Company has distributors in all regions of the country serving builders and remodelers. The Company's fireplace products are used by many of the country's best known builders.

Although the Company ships its fireplace products nationwide, its sales tend to be somewhat concentrated in the states where housing construction is active. Because the Company typically produces its products to meet specific orders by contractors, large distributors or retailers, it does not maintain material amounts of inventories in excess of anticipated short-term demand. The raw materials for the Company's fireplace products are readily available from a variety of sources. During fiscal ended August 31, 1995, no single customer for fireplace products accounted for more than 10% of the Company's consolidated sales during such period. A material portion of the Company's fireplace products are currently being sold to several of the nation's largest home center retailers.

Manufacturing. The Company currently fabricates its zero clearance fireplace units from stainless and coated steels acquired from vendors and brick pattern refractory of its own manufacture.
During the fabrication process, the Company adds components and other hardware purchased from vendors. Glass doors, fan kits and blowers designed for the Company's zero clearance fireplace units are usually shipped separately. The Company produces a variety of sizes and styles of zero clearance fireplace units for both the single family and multi-family markets. In the case of the ventfree gas log units, the Company incorporates an oxygen depletion sensor and a pilot light and valve acquired from vendors. The ventfree gas log units are then further assembled and placed under an arrangement of soft ceramic simulated wood logs. The Company, during fiscal year 1995, began manufacturing the simulated wood logs at the Manchester facility.

Competition; Patents. There are a number of manufacturers producing zero clearance metal fireplaces and related accessories similar to the products of the Company and the market for these products is very competitive. The Company believes that it is among the larger producers of such products and that it markets a full range of zero clearance fireplace units at competitive prices. The Company's ventfree gas log products utilize a patented design, which is currently being licensed by the Company from the holder of the applicable patent. Under the terms of this license, the Company has the exclusive right to manufacture and distribute ventfree gas logs in the United States and Mexico in conjunction with a prefabricated fireplace unit or other burn chamber, and the non-exclusive right to produce and sell ventfree gas logs independently of fireplace units. Although the patented design of the Company's ventfree gas log product cannot be utilized by other manufacturers marketing fireplace units employing gas burning logs, there can be no assurance that a competitive product employing a different method to achieve the same or similar results could not be developed in the future. The Company knows of one other entity which is licensed by the patent holder to produce separate ventfree gas logs. Other companies have introduced products which compete with the Company's ventfree log sets, but the Company does not believe that they are using the patented concept which provides glowing logs and embers. There can be no assurance that the holder of the patent will not license such non-exclusive rights to additional parties, thereby increasing the competition for the Company's ventfree gas logs sold separately.

Face Brick Products

The Company manufactures a broad line of face brick in a variety of styles, textures, sizes and colors. The Company's face brick products are manufactured in Malakoff, Texas (approximately 75 miles southeast of Dallas, Texas), through its Texas Clay Division.

Manufacturing. Approximately 90% of the clay deposits presently utilized in the manufacturing of face brick products by the Company are located within twelve miles of its Malakoff operating facilities. The Company owns approximately 552 acres of land, most of which the Company believes have clay deposits, and leases an aggregate of approximately 460 additional acres which it also believes to contain clay deposits. Generally, the leases will continue so long as clay is mined in paying quantities or minimum royalties are paid. Royalties under the leases range from $0.25 to $0.35 per cubic yard of merchantable clay removed. The Company normally maintains at least a 120 day supply of raw clay at its operating facilities. Historically, Texas Clay has obtained approximately 25% of its raw clay requirements from its own land and the remaining 75% from leased land. The Company believes that its clay reserves necessary for making face bricks are adequate for the foreseeable future, although the Company does not have sufficient engineering data to permit it to predict the extent of such reserves with accuracy. Additionally, the Company believes that there is an abundance of clay deposits located near its Malakoff operating facility which would be available to the Company on acceptable terms if additional clay deposits are needed.

The Malakoff operating facility includes two plants that are capable of producing approximately 55 million bricks annually operating one shift per day, five days a week. For energy efficiency reasons, three of the Company's kilns are operated 24 hours a day, notwithstanding staffing of other production facilities. In the manufacture of face brick, the raw clay is mined on the surface of the ground by open pit. The principal type of clay mined by the Company is a highly refractory type of material. A variety of clay pits are worked by the Company at any given time since the type and grade of clay determine the characteristics and color of finished brick. After the raw clay is mined, it is crushed, screened and blended, warmed and tempered into an amorphous mass which is extruded through a die and cut to size automatically. The brick is then dried to reduce the moisture content, burned at heat ranging up to 2200 degrees Fahrenheit, and gathered and packaged for shipment in bundles of the same shade or color or of mixed shades or colors. The Company utilizes a grinding system which permits it to automatically mix ingredients, thereby producing more consistency in color.

Marketing and Distribution. The face brick products manufactured by the Company are distributed primarily in Texas and adjacent states to commercial and residential contractors, architects and interior and commercial decorators. The Company markets its face brick products primarily through independent distributors. In addition, the Company currently employs one full-time salesperson. Sales made to the residential market generally produce higher profit margins than sales made to the commercial markets. During the fiscal year ended August 31, 1995, no single face brick customer accounted for more than 10% of the Company's consolidated net sales during such period.

Fuel Requirements. In order to manufacture the Company's face brick products, significant quantities of natural gas must be obtained from the local public utility or from private parties. The Company historically has obtained most of its natural gas requirements from the local public utility, but has obtained, and currently continues to obtain, a significant portion of its gas supply from one or more private parties.

The Company's manufacturing operations have, from time to time, experienced minor disruptions resulting primarily from the imposition by the local public utility of allocations during peak usage periods, but such disruptions have not had and are not expected in the foreseeable future to have, a material adverse effect on the Company's operations. However, since the cost of natural gas historically has constituted the largest single component of the Company's face brick manufacturing operating costs

(other than labor and maintenance parts) and is expected in the foreseeable future to continue to be material, any significant increase in the cost of natural gas without an accompanying price increase in the products sold by the Company could adversely affect its operating results. The Company purchases all of its natural gas at prevailing rates and does not have any long-term supply agreements.

Inventories and Payment Terms

As a general rule, the Company's customers are not permitted to return fireplace units or face brick products, nor are they granted extended payment terms on any of these products. As a result, the Company's working capital needs are less than would be the case if it carried significant amounts of inventory, accepted returns of merchandise or granted extended payment terms.

Patents and Trademarks

The Company does not own any material patents, but does own a variety of trademarks and trade names. The consumer products manufactured by the Company are sold primarily under the trademark or trade names of Temco (Registration Symbol), Amberlight (Registration Symbol), Temco American Dream (Trademark Symbol) and Firetech 2000 (Registration Symbol). The Company believes that its trademarks and trade names as a whole have significant value. However, the Company does not consider any one or group of its trademarks or trade names or any licenses granted to or by it to be material to its business as a whole, except for the patent license (the "Patent License") relating to its ventfree fireplace products.

The Patent License provides for an initial term of four years, commencing April 1, 1992 and expiring on March 31, 1996, subject to termination in the event of default by the Company. The Company has the option to extend the initial term of the Patent License for an additional four year term, expiring on March 31, 2000. During fiscal 1995, the Patent License was extended for an additional two years term, expiring on March 31, 2002.

Backlog

The table set forth below gives certain information with respect to the approximate backlog of the Company by business segment.

                         Face                Fireplace
                         Brick Products      Products       Total
                         --------------      ---------      -----
                                        (In Thousands)
Balance at
  8/31/94                $1,766              $3,307         $5,073

Balance at
  8/31/95                $1,453              $2,034         $3,487

As of August 31, 1995, the amount of backlog of orders shown above is believed to be firm and the orders are expected to be filled during 1996. The Company does not consider backlog amounts to be significant due to the nature of the customer's order patterns.

Government Regulations

The Company does not anticipate that compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have any material effect upon capital expenditures or earnings and will not affect the competitive position of the Company and its subsidiaries in any of the Company's segments of business.

Employees

As of August 31, 1995, the Company employed approximately 602 persons (including employees of wholly-owned subsidiaries) of whom approximately 135 were salaried and 467 were hourly employees.

ITEM 2.     PROPERTIES

Corporate Office

The executive offices of the Company are located at 3010 LBJ Freeway, Suite 650, Dallas, Texas, 75234. Such offices consist of a small office suite which is leased under a five year lease expiring on July 31, 1996. The current monthly rental is $2,883.

Fireplace Products

The Company manufactures and assembles its fireplace products in its facilities at Manchester, Tennessee, Perris, California and Mexicali, Baja California, Mexico. Management of the Company believes the availability of two plants located in different geographic areas of the United States allows it to ship products nationwide at a lower average freight cost than many of its competitors operating out of a single plant.

The Company's Manchester facility contains approximately 127,000 square feet and includes a main building of metal construction and three adjacent smaller buildings, generally of metal construction. The Manchester facility is currently being leased by the Company from HUTCO, a California partnership of which Mr. James E. Upfield (Chairman of the Board of the Company) and a former director of the Company are the general partners. The lease provides for a twenty-five year term, expiring in 2014 and a monthly rental of $13,020, subject to certain scheduled rental escalations based upon increases in the consumer price index. During fiscal 1994, the Company entered into a new lease agreement with HUTCO whereby HUTCO expanded the Manchester facility by 30,000 square feet to a total of approximately 157,000 square feet. The monthly rental beginning January, 1995 increased to $21,500 and is subject to certain scheduled rent escalations based upon increases in the consumer price index. The new lease provides a twenty-five year term, expiring in 2020. In the opinion of the management of the Company, the leases from HUTCO were consummated on terms and conditions as favorable to the Company as terms and conditions obtainable from non-affiliated parties.

The Company's manufacturing facility in Perris is located on ten acres of land and contains approximately 78,000 square feet. The facility is currently being leased by the Company from a former director of the Company under a long-term lease expiring in 1999. The current monthly rental rate is $6,368. During fiscal 1995, the Company exercised a ten year option extending the lease through September 30, 2008. The monthly rental remained $6,368. In the opinion of the management of the Company, the Perris lease was consummated on terms and conditions as favorable to the Company as terms and conditions obtainable from non-affiliated parties.

The Company's Mexicali, Mexico facility contains approximately 13,000 square feet. The lease for this facility commenced on August 1, 1993, provides for monthly rental of $3,410 (U.S.) and terminates in July 1998. During the current fiscal year, the Company entered into a second lease for an additional 7,250 square feet with a monthly rental of $2,100 (U.S.) and the lease terminates in July 1998. This facility manufactures fireplace component parts for use by the Company's Manchester and Perris plants.

Face Brick Products

The Company's face brick products are manufactured in Malakoff, Texas through its Texas Clay division. The Company owns and operates office and manufacturing facilities on a seventy-six acre tract of land at this location, consisting of multiple buildings constructed on steel frames with sheet metal siding and roofs which contain approximately 268,000 square feet of floor space. The Company's facilities house manufacturing equipment, three active kilns, storage areas for raw materials and finished products and loading areas for trucks.

ITEM 3.     LEGAL PROCEEDINGS

There are legal actions in which the Company is a party, however, in the opinion of management, the Company's ultimate loss, if any, will not be significant.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

                             PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND
          RELATED STOCK-HOLDER MATTERS

The following table summarizes the high and low sales prices of the Common Stock provided to the Company by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The Company's Common Stock trades on the NASDAQ market under the symbol TMTX.

                                   Price (1)
                                   ---------
                                   High      Low
                                   ----      ---
     FISCAL 1994
     -----------
     First Quarter                 10.00     7.50
     Second Quarter                13.00     7.38
     Third Quarter                 13.63     9.75
     Fourth Quarter                13.13     9.25

     FISCAL 1995
     -----------
     First Quarter                 12.13     9.50
     Second Quarter                10.38     7.75
     Third Quarter                  8.50     6.00
     Fourth Quarter                 6.41     4.13

(1) The prices shown represent quotations between dealers and do not include mark-ups, mark-downs or commissions, and may not represent actual transactions.

The number of shareholders of record and beneficial shareholders of the Company as of November 15, 1995 was approximately 1,740. The only stock of the Company outstanding is Common Stock par value
$0.20 per share.

No cash dividends were declared or paid during fiscal 1994 or 1995. The Company currently intends to reinvest its earnings for use in its business and to finance future growth. Accordingly, the Company does not anticipate paying dividends in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

                                                                 Years Ended August 31,
                                             ----------------------------------------------------------------
                                             1995           1994           1993           1992           1991
                                             ----           ----           ----           ----           ----
                                                            (in thousands, except share amounts)
Selected Statement of Operations Data:

Net Sales
     Fireplace products                      $   34,504     $   35,324     $   26,371     $   19,708     $   16,215
     Face brick products                          8,400          8,611          7,736          6,698          5,397
                                             ----------     ----------     ----------     ----------     ----------
            Total net sales                      42,904         43,935         34,107         26,406         21,612
Cost of goods sold                               30,962         29,391         23,657         19,913         16,182
                                             ----------     ----------     ----------     ----------     ----------
Gross profit                                     11,942         14,544         10,450          6,493          5,430
Selling, general and administrative
  expenses                                       10,782         10,291          7,735          5,875          4,703
Interest expense                                    424            526            903            985          1,107
Other income                                       (122)           (71)           (45)          (256)          (570)
                                             ----------     ----------     ----------     ----------     ----------
Income (loss) from continuing operations
  before income taxes                               858          3,798          1,857           (111)           190
Income tax expense (benefit)                        369           (280)           713             28             24
                                             ----------     ----------     ----------     ----------     ----------
Income (loss) from continuing operations
  before extraordinary item                         489          4,078          1,144           (139)           166
Loss from discontinued operations,
  less applicable federal taxes                      --             --            (87)          (226)          (163)
Extraordinary gain from utilization of
  operating loss carryforward                        --             --            530             --             --
                                             ----------     ----------     ----------     ----------     ----------
Net income (loss)                            $      489     $    4,078     $    1,587     $     (365)    $        3
                                             ==========     ==========     ==========     ==========     ==========
Income (loss) per common share:
     Income (loss) from continuing operations,
       before extraordinary item             $      .14     $     1.25     $      .45     $     (.06)    $      .07
     Loss from discontinued operations               --             --           (.03)          (.09)          (.07)
                                             ----------     ----------     ----------     ----------     ----------
     Extraordinary item                              --             --            .21             --             --
                                             ----------     ----------     ----------     ----------     ----------
     Net income (loss) per common share      $      .14     $     1.25     $      .63     $     (.15)    $       --
                                             ==========     ==========     ==========     ==========     ==========
Weighted average common and common
  equivalent shares outstanding               3,502,887      3,272,568      2,520,189      2,456,641      2,456,641
                                             ==========     ==========     ==========     ==========     ==========
Cash Dividends Declared Per Common Share     $       --     $       --     $       --     $       --     $       --
                                             ==========     ==========     ==========     ==========     ==========

                                                                           August 31,
                                             ----------------------------------------------------------------
                                             1995           1994           1993           1992           1991
                                             ----           ----           ----           ----           ----
Selected Balance Sheet Data:

Working capital                              $ 9,014        $10,189        $ 1,582        $   766        $ 1,301
Total assets (1)                              27,116         23,643         16,903         13,482         13,045
Short-term debt (2)                            2,770            595          4,969          4,530          4,474
Long-term debt, excluding current
  maturities (3)                               3,099          1,346          2,166          2,687          2,939
Stockholders' equity                          15,416         14,916          4,309          2,722          3,087

________________________

(1)  Excludes assets related to discontinued operations.
(2)  Includes amounts borrowed under a revolving credit agreement and debt payable within one year, including capitalized lease obligations to related parties.
(3)  Includes capitalized lease obligations to related parties.

                               -9-

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a producer of metal fireplace products and face brick products used in the residential and commercial building and remodeling markets. The Company manufactures and distributes its fireplace products through Temco Fireplace Products, Inc., a wholly owned subsidiary of the Company, and its face brick products through its Texas Clay division. The Company's fireplace products are sold nationwide to a network of contractors, distributors and retailers, and its face brick products are sold to contractors and distributors principally in Texas and surrounding states.

The Company provides products to contractors and others engaged in the construction and remodeling markets which usually are more active in the summer and fall months. The Company's sales are affected by this seasonality since contractors and other users do not maintain inventories of products for construction purposes. In addition, the Company provides goods to the building products industry which is cyclical in nature and can be affected by changes in consumer credit, interest rates and general economic conditions. During fiscal 1995, the Company's net sales followed the downward trend established by new housing starts.

The expansion of the fireplace manufacturing facility in Manchester, Tennessee was completed during fiscal year 1995.
Production capacity was increased with the expansion of the building and the addition of new equipment.

Construction of a new office building at the Texas Clay brick manufacturing facility was also completed early in fiscal 1995.
The building replaces one that was destroyed by fire in 1991.

During fiscal 1995, the Company purchased approximately 80 acres of land near the brick manufacturing facility containing an estimated 400,000 cubic yards of clay to be used in the production of face brick.

Fiscal Year 1995 Compared to Fiscal Year 1994

Net Sales

Fireplace Products. Net sales decreased $0.8 million or 2% in fiscal 1995 compared with fiscal 1994. The Company shipped approximately the same quantity of fireplaces and ventfree gas log sets in 1995 compared with 1994. A change in the mix of products shipped was primarily responsible for the reduction in sales.

Face Brick Products. Net sales decreased $0.2 million or 2% in fiscal 1995 compared with fiscal 1994. The reduction in the quantity of face brick shipped in 1995 was partially offset by an increase in sales price which the Company received for its product.

Gross Profit

Fireplace Products. Gross profit decreased approximately 22% in fiscal 1995 compared with fiscal 1994. A portion of the decrease is attributable to the decrease in sales. Also adding to the increase in cost of goods sold was the increase in depreciation expense resulting from the greater than normal expenditures for capital items in fiscal 1995. In addition, costs related to changes for product improvement as well as packaging changes to prevent product damage in shipment also added to the cost without a corresponding increase in sales price to the customers.

Face Brick Products. Gross profit decreased approximately 2% in fiscal 1995 compared with fiscal 1994. The decrease was a direct result of the reduction in sales.

Selling, General and Administrative Expenses

Selling expenses increased 15% in fiscal 1995 compared with fiscal 1994. As a percentage of sales, the increase was 2.4% between the two years. The increase was due primarily to an increase in advertising expenses related to the Company's gas fireplace and gas log products.

General and administrative expenses decreased approximately 9% in fiscal 1995 compared with fiscal 1994. As a percentage of sales, expenses decreased by 0.7%. The major portion of the decrease was attributed to the decrease in management bonuses accrued at fiscal 1995 year end.

Interest Expense

Interest expense decreased approximately $102,000 or 19% in fiscal 1995 compared with fiscal 1994. Although indebtedness increased significantly in the third and fourth quarters of fiscal 1995, the average indebtedness of the Company throughout the entire year was slightly less than the average for fiscal 1994. The reduction in interest expense is the direct result of the decrease in the average indebtedness.

Other Income

Other income for both fiscal 1995 and 1994 includes small amounts from various sources.

Income Taxes

Income tax expense, both current and deferred, decreased from $1,394,000 in fiscal 1994 (before change in valuation allowance), to $369,000 in fiscal 1995, due to diminished operating results.
In fiscal 1995, income tax expense consisted of $296,000 in federal income taxes and $73,000 in state income taxes. The Company utilized all of its net operating loss and investment tax credit carryforwards in fiscal 1994.

Fiscal Year 1994 Compared to Fiscal Year 1993

Net Sales

Fireplace Products. Net sales increased $9.0 million or 34% in fiscal 1994 compared with fiscal 1993. The Company recorded an overall increase of approximately 36% in the number of fireplaces and ventfree gas log sets sold in 1994 compared with 1993. Net sales apparently were favorably influenced by the 15% increase in nationwide housing starts between 1993 and 1994.

Face Brick Products. Net sales increased $0.9 million or 11% in fiscal 1994 compared with fiscal 1993 as a result of an overall increase in the sales price which the Company received for its face brick products. The quantity of face brick shipped in fiscal 1994 was slightly less than the quantity shipped in fiscal 1993. The actual reduction was less than 1% from the previous year.

Gross Profit

Fireplace Products. Gross profit increased approximately 41% in fiscal 1994 compared with fiscal 1993. The increase was mainly due to the increase in sales. The increase in sales allowed additional absorption of fixed manufacturing costs.

Face Brick Products. Gross profit increased approximately 33% in fiscal 1994 compared with fiscal 1993. The increase was due mainly to the increase in sale prices without a corresponding increase in manufacturing costs. Fixed costs constitute a high percentage of total manufacturing costs of the face brick product which results in an increase in gross profit as sales increase.

Selling, General and Administrative Expenses

Selling expenses increased 47% in fiscal 1994 compared with fiscal 1993. As a percentage of sales, the increase was only 1.7% between the two years. Selling expenses are generally variable and increase as sales increase. The increase in selling expense as a percentage of sales in fiscal 1994 over fiscal 1993 was due primarily to increases in selling commissions, advertising and promotions. Additionally, royalties payable to the holder of the design patent on the Company's ventfree gas log products increased due to increased sales of the product.

General and administrative expenses increased 18% in fiscal 1994 compared with fiscal 1993. As a percentage of sales, general and administrative expenses decreased by 0.9%. Increases were recorded for payroll and related fringe benefits, allowance for bad debts, management bonuses and consulting fees.

Interest Expense

Interest expense decreased $377,000 or 42% in fiscal 1994 compared with fiscal 1993. The Company used a portion of the net proceeds it received from the sale of 1,000,000 shares of common stock in December, 1993 to pay in full the outstanding balance under the Company's revolving line of credit and two long-term debt obligations. The reduction in interest expense was the direct result of the reduction in the Company's debt.

Other Income

Other income for both fiscal 1994 and 1993 includes insignificant amounts from miscellaneous sources.

Income Taxes

Income tax expense increased from $691,000 in fiscal 1993 to $1,394,000 in fiscal 1994 (before change in valuation allowance), due to the significant improvement in operating results and the utilization of all of its net operating loss carryforwards in fiscal 1994. In fiscal 1993, income tax expense consisted of (i) state income taxes of $130,000, (ii) federal alternative minimum taxes (subject to net operating loss carryforward limitations) of

$31,000, and (iii) the provision in lieu of federal income taxes of $530,000. The provision in lieu of income taxes was offset by the utilization of operating loss carryforwards, which is reflected as an extraordinary gain in the Company's consolidated statements of operations. The required adoption of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109") in fiscal 1994 combined with fiscal 1994 operating results and anticipated future results of operations allowed the Company to recognize all of its net deferred tax asset at August 31, 1994. As a result of the $1,674,000 reduction in the valuation allowance in 1994, the Company had a tax benefit of $280,000 and the valuation allowance established at the time of adoption of SFAS 109 was eliminated.

Liquidity and Capital Resources

Net cash provided by operating activities was $1,358,000, $341,000 and $1,357,000 in fiscal 1995, 1994 and 1993, respectively. Although there was an increase in cash flow from operations in fiscal 1995, working capital decreased by $1,175,000 mainly due to a decrease in accounts receivable and an increase in notes payable and current maturities of long term obligations. The reduction in cash flow from operations in fiscal 1994 was primarily due to changes in working capital, principally increases in accounts receivable and inventories.

Capital expenditures and capitalized lease obligations for fireplace and face brick products totalled $5,294,000 ($4,030,000 for fireplace products and $1,264,000 for face brick products), $1,997,000 ($1,561,000 for fireplace products and $436,000 for face brick products) and $1,307,000 ($973,000 for fireplace products and $334,000 for face brick products) in fiscal 1995, 1994 and 1993, respectively. The majority of expenditures in each of the years was for tooling, replacement items and major repairs to manufacturing equipment. Included in the expenditures for face brick products is the purchase of approximately 80 acres of land containing an estimated 400,000 cubic feet of clay. In addition, equipment was purchased for the Tennessee location which was expanded during fiscal 1995 to increase its fireplace manufacturing capacity. The Company entered into a new lease agreement for the Tennessee facility in consideration of the expansion of the facility which was financed by the partnership which owns the facility. The Company also exercised its option to extend its lease of the fireplace manufacturing facility in California. Since both of the fireplace manufacturing sites are accounted for as capital leases, the lease changes increased the book value and long term obligations. Construction of a new office building at the Texas Clay manufacturing facility was completed early in fiscal 1995. In fiscal 1994, the Company added a gas log assembly line at the California plant which required the purchase of additional equipment.

In December, 1993, the Company completed a secondary offering in which 1,000,000 shares of common stock were sold that provided the Company with approximately $6,529,000, net of expenses. A portion of the proceeds was used to retire debt with the remainder being used for working capital purposes.

In May, 1994, the Company entered into a two-year credit agreement with a bank whereby the Company may borrow a maximum of $3,000,000 under a revolving credit facility. The amount available under the revolving credit facility is subject to limitations based on specified percentages of the Company's eligible outstanding receivables and inventory. The outstanding principal balance may bear interest at a variable or fixed rate, at the Company's option, at the time funds are requested. Interest is payable quarterly and also at the end of the borrowing period if borrowing at a fixed rate. In fiscal 1995, the loan agreement was amended whereby a promissory term note in the amount of $1,212,000 was added with a maturity date of March 1998. The term note requires quarterly payments of principal and interest. At August 31, 1995, $2,000,000 was outstanding under the revolving credit note and $1,084,000 was outstanding under the term note. The credit facility requires the Company to maintain certain minimum financial ratios. The Company was in compliance with all debt covenants at August 31, 1995.

In fiscal 1995, borrowings under the credit facility combined with cash on hand, were used to purchase various items of tooling, manufacturing equipment and land.

The Company anticipates that cash flow from operations together with funds available from the revolving credit facility should provide the Company with adequate funds to meet its working capital requirements as well as requirements for capital expenditures for at least the next twelve months.

Effects of Inflation

The Company believes that the effects of inflation on its operations have not been material during the past three fiscal years. However, inflation could adversely affect the Company if inflation results in higher interest rates or a substantial weakness in economic conditions that could adversely affect the new housing market.

Earnings Per Share

In December 1993, the Company completed a secondary stock offering in which an additional 1,000,000 shares of common stock were issued.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR
          ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     (a)  DIRECTORS OF THE COMPANY

The names of the directors and nominees for the office of director and information about them, as furnished by the directors and nominees themselves, are set forth below:


                                        Positions and Offices
                                        with Company, Business
                         First          Experience During Past
                         Became a       Five Years and Other
Name                Age  Director in    Directorships
----                ---  -----------    ----------------------
James E. Upfield    75   1969           Chairman of the Board of the Company for more than
                                        the past five years; also Chairman of the Board of
                                        Temco Fireplace Products, Inc., a wholly-owned
                                        subsidiary of the Company; serves as a director of
                                        Hunter Resources, Inc. which is engaged in the sale
                                        of oil, gas and oilfield services.

E. R. Buford        60   1973           President of the Company for more than five years
                                        and was elected Chief Executive Officer of the
                                        Company in February, 1986; President and a director
                                        of Temco Fireplace Products, Inc., a wholly-owned
                                        subsidiary of the Company, for more than the past
                                        five years.

Joseph V. Mariner,
 Jr.                75   1979           Retired as Chairman and Chief Executive Officer of
                                        Hydro-Metals, Inc., when it was acquired by Wallace
                                        Murray Corporation, a manufacturer of plumbing ware
                                        and cutting tools; serves as a director of Peerless
                                        Mfg. Co., a manufacturer of separators and filters
                                        used for removing liquids and solids from gases and
                                        air; the Dyson-Kissner-Moran Corporation, a New
                                        York based privately owned investment company;
                                        Kearney National, Inc., a manufacturer of
                                        electrical power distribution products; El Chico
                                        Restaurants, Inc., a Mexican restaurant chain;
                                        Renters Choice, Inc., operates Rent-To-Own Stores;
                                        and Industrial Flexible Materials, Inc., a
                                        manufacturer of crumbs rubber from recycled tires.

Larry J. Parsons    66   1989           Retired in 1988 as partner of Ernst & Young LLP, an
                                        international public accounting firm.  Mr. Parsons
                                        was a partner for more than five years before his
                                        retirement and holds no other directorships.

Scott K. Upfield    36   1992           President, Treasurer and a director of Insurance
                                        Technologies Corporation, a company principally
                                        engaged in developing and marketing software to the
                                        insurance industry for more than the past five
                                        years.


Richard W. Griner   57   1995           Director, President and Chief Operating Officer of
                                        The Hart Group, a privately owned company which
                                        supplies managerial services to privately owned
                                        Rmax, Inc., a manufacturer and distributor of
                                        insulation wall board; director and President of HC
                                        Industries, Inc. and of HC Industries NV., Inc.
                                        subsidiaries of Rmax and director of Axon, Inc., a
                                        multifaceted contracting and service company.  Mr.
                                        Griner is also a director and President of Rmax.

Each of the above named nominees is a member of the present Board of Directors and was elected to such office at the Annual Meeting of Stockholders held March 7, 1995, except for Mr. Griner who was elected to the board at a regular scheduled board meeting on June 7, 1995. There are no family relationships among any of the directors or among any of the directors and any officers of the Company except Messrs. James E. Upfield and Scott K. Upfield who are father and son.

     (b)  EXECUTIVE OFFICERS OF THE COMPANY

Name                Age       Offices with Company
----                ---       --------------------
James E. Upfield    75        Chairman of the Board and a director

E. R. Buford        60        President, Chief Executive Officer and a director

R. N. Stivers       59        Vice President-Finance, Secretary, Treasurer, Chief Financial Officer
                              and Chief Accounting Officer

Each of the officers has served in their respective capacity for more than the past five years. There are no family relationships between any of the executive officers, nor any arrangement of understanding between any officer and any other person pursuant to which the officer was selected. Officers are appointed annually by the Board of Directors immediately following the annual meeting of shareholders.

ITEM 11.     EXECUTIVE COMPENSATION

The following table provides certain disclosure of all compensation awarded to, earned by or paid to the chief executive officer of the Company and to each of the Company's four most highly compensated executive officers (other than the chief executive officer) whose total salary and bonus exceed $100,000.

                                             SUMMARY COMPENSATION TABLE

                                                                           Long Term Compensation
                                                                           ----------------------
                    Annual Compensation                                    Awards         Payouts
                    -------------------                                    ------         -------
                                                       Other                    Securities               All
                                                       Annual    Restricted     Underlying     LTIP      Other
Name and                                               Compen-   Stock          Options/       Pay-      Compen-
Principal      Fiscal    Salary    Bonus               sation    Awards         SARs           outs      sation
Position       Year      ($)       ($)                 ($)       ($)            (#)            ($)       ($)
---------      ------    ------    -----               -------   ----------     ----------     ----      -------
E.R.Buford     1993      185,000    65,000             N/A       -0-            -0-            -0-       N/A
Chief          1994      195,800   150,000             N/A       -0-            -0-            -0-       N/A
Executive      1995      205,300   -0-                 N/A       -0-            -0-            -0-       N/A
Officer and
President
________________________________________________________________________________________________________________
J. E. Upfield  1993      135,000   -0-                 N/A       -0-            -0-            -0-       N/A
Chairman of    1994      145,000    25,000             N/A       -0-            -0-            -0-       N/A
the Board      1995      150,000   -0-                 N/A       -0-            -0-            -0-       N/A
________________________________________________________________________________________________________________
R. N. Stivers  1993       97,500    25,000             N/A       -0-            -0-            -0-       N/A
Chief Financial1994      102,500    30,000             N/A       -0-            -0-            -0-       N/A
Officer/Vice   1995      107,800   -0-                 N/A       -0-            -0-            -0-       N/A
President-Finance
________________________________________________________________________________________________________________

Other annual compensation did not exceed the lesser of either $50,000 or 10% of total salary as disclosed in the summary compensation table.

                              -17-

Employment Contract Agreements

The Company entered into three-year employment contracts with Mr.
E. R. Buford and Mr. R. N. Stivers (the "Executives") as of June 7, 1994. Under the terms of the agreements, Mr. Buford receives an annual base salary of at least $201,300 and Mr. Stivers receives a base salary of at least $105,000. During the term of the agreements, the Company may increase the base salary of the Executives. The Executives will also be eligible to participate in the regular employee benefit program now or hereafter established by the Company.

On each anniversary of these agreements, the term shall be extended for an additional period of one year unless the Board of Directors elects, at the directors' meeting following the annual stockholders' meeting, not to extend the agreements.

The agreements may be terminated by the Company without cause upon thirty days prior written notice. In the event of termination without cause, the Company shall for a period of two and one-half years continue to pay Mr. Buford and for a period of one year continue to pay Mr. Stivers their base salaries effective at the time of termination.

If the Executives are involuntarily terminated, other than for cause, in contemplation of, or within three years following, a change of control, the Company shall pay the Executives (i) a lump sum severance payment equal to two and one-half times the Executives base salary in effect at the time of involuntary termination, payable as a lump sum, and (ii) continuation of all employee benefits, executive benefits and perquisites or benefits reasonably equivalent thereto, for a period of two and one-half years.

Select Management Employee Security Plan

Except for the Company's Select Management Employee Security Plan, the Company does not have any plans that could be deemed long-term incentive plans or defined benefit or actuarial plans under which benefits are determined primarily by reference to final compensation. The Select Management Employee Security Plan (the "Security Plan") provides certain death and retirement benefits to key employees of the Company. During the fiscal year ended August 31, 1995, ten (10) employees were participating in the Security Plan (including the three named executive officers in the Summary Compensation Table above). The Company's Compensation Committee has discretion to select additional employees (not more frequently than annually) to participate in the Security Plan.

The Security Plan provides for benefits to be paid to each participant for a period of ten (10) years after retirement (or to the beneficiary or estate of a participant for a period of ten (10) years following the date of death of a participant) in an amount during each such year equal to approximately 50% of the participant's salary at the date of retirement or death. All required benefit payments are provided by individual life insurance, retirement insurance or annuity type policies which the Company's Compensation Committee has deemed appropriate. Pursuant to the Security Plan, the Company makes all contributions to fund the aggregate amount of insurance premiums required to purchase and maintain all applicable insurance or annuity type policies.

Any participant in the Security Plan who ceases to be an employee of the Company prior to attaining the age of fifty (50) and ten
(10) years of employment and before normal retirement date may elect to purchase his insurance policy for one-third of its cash value on the date of termination. Any participant who ceases to be employed after attaining age fifty (50) and ten (10) years of service but before normal retirement will be assigned his insurance policy without any payment being required.

Stock Option Plan for Key Employees

In 1990, the Company adopted the 1990 Stock Plan for Key Employees of Temtex Industries, Inc. and its Subsidiaries (the "1990 Plan"). The 1990 Plan provides for the grant of stock options, including "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986 and "non-qualified stock options" which do not constitute incentive stock options, the grant of stock appreciation rights in connection therewith, and the allotment of shares of restricted stock, to key employees of the Company.

The 1990 Plan is intended to attract, retain and provide incentives for eligible key employees. The 1990 Plan is administered by a committee of the Board of Directors not eligible to receive awards under the 1990 Plan. Presently the Compensation Committee administers the Plan. Such committee has authority, in its discretion, to determine the individuals to whom, and the time or times at which restricted stock will be allotted or options or stock appreciation rights will be granted, the number of shares to be subject to each allotment of restricted stock, stock options and appreciation rights, the option price for the duration of each option and other matters in connection with the administration of the 1990 Plan and the grant of awards thereunder. The exercise price of any option granted under the 1990 Plan may not be less than the fair market value of the Common Stock at the date of grant. Options and stock appreciation rights may be granted and restricted stock allotted under the 1990 Plan from time to time until December 31, 1999, on which date such 1990 Plan will terminate, unless it is sooner terminated as provided therein.

The stockholders at the annual meeting held March 7, 1995, approved a proposal increasing the shares eligible for issuance pursuant to the 1990 Plan from 95,000 shares to 195,000 shares of Common Stock and the aggregate number of options (including stock appreciation rights) or shares of restricted stock which may be issued to any one employee in any fiscal year shall not exceed 25,000.

Option Grants During 1995 Fiscal Year

The following table specifies the grants of stock options made during the last completed fiscal year to each of the Company's executive officers named in the Summary Compensation Table.

                                        Option/SAR Grants in Last Fiscal Year

                                                                                Potential
                                                                                Realizable Value
                                                                                at Assumed Annual
                                                                                Rates of Stock
                                                                                Price Appreciation
                         Individual Grants                                      for Option Term (1)
                         -----------------                                      -------------------
                         Number of      % of Total
                         Securities     Options/
                         Underlying     SARS
                         Options/       Granted to     Exercise
                         SARS           Employees      or Base
                         Granted        in Fiscal      Price          Expiration
Name                     #              Year           ($/Sh)         Date           5% (2)    10% (3)
----                     ----------     ----------     ---------      ----------     ------    -------
E. R. Buford             20,000         28.6%          $4.94          7/1/05         $62,200   $157,600

James E. Upfield         -0-            -0-            -0-            -0-            -0-       -0-

R. N. Stivers            10,000         14.3%          $4.94          7/1/05         $31,100   $78,800

(1)  The values shown are based on the indicated assumed annual rates of appreciation compounded annually.
     Actual gains realized, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall stock market conditions.  There can be no assurance that the values shown in this table will be achieved.
(2)  Represents an assumed market price per share of Common Stock of $8.05.
(3)  Represents an assumed market price per share of Common Stock of $12.82.

________________________________________________________________

The following table includes the number of shares received upon exercise, or if no shares were received, the number of securities with respect to which the options were exercised, the aggregate dollar value realized upon exercise and the total value of unexercised options held at the end of the last completed fiscal year for each of the Company's executive officers named in the Summary Compensation Table.

                                Aggregated Option/SAR Exercises in Last Fiscal Year
                                           and FY-End Option/SAR Values

                                                                                          Value of
                                                            Number of Securities          Unexercised In-
                                                            Underlying                    the-Money
                                                            Unexercised                   Options/SARs at
                                                            Options/SARs at FY-           FY-End ($)
                                                            End (#)
                    Shares
                    Acquired on    Value Realized           Exercisable/                  Exercisable/
Name                Exercise (#)   ($)                      Unexercisable                 Unexercisable
----                ------------   --------------           --------------------          ---------------
E. R. Buford        -0-            -0-                      Exercisable 50,000            $175,000
                                                            Unexercisable 20,000          -0- (1)

J. E. Upfield       -0-            -0-                      -0-                           -0-

R. N. Stivers       -0-            -0-                      Exercisable 10,000            $ 35,000
                                                            Unexercisable 10,000          -0- (1)

(1)  The Company's stock price at August 31, 1995 was below the option price.

__________________________________________________________________
                              -20-

Stock Option Plan for Outside Directors

In 1990, the Company also adopted the Outside Director Stock Option Plan (the "Outside Director Plan"). The Outside Director Plan is intended to encourage more extensive ownership of the Common Stock, to provide incentives and to attract and retain eligible outside directors of the Company. Under the Outside Director Plan, 30,000 shares of Common Stock were reserved. The Outside Director Plan is presently administered by the Board of Directors. The Board of Directors has authority, in its discretion, to determine the outside directors to whom, and the time or times in which, options will be granted, the number of shares to be subject to each option, and the purchase price of the shares covered by each option. The exercise price of any option granted under the Outside Director Plan may not be less than the fair market value of the Common Stock at the date of the grant. Options granted under the Outside Director Plan are non-qualified options for federal income tax purposes.

The following table shows stock options granted and presently exercisable to outside directors from May 23, 1990 to August 31, 1995:

                         Options
                         Granted and              Value of Unexercised
                         Presently      Option    In-The-Money Options
Name of Director         Exercisable    Price     At Fiscal Year End
----------------         -----------    ------    --------------------
Joseph V. Mariner, Jr.   2,500          $2.00     $ 6,725
                         2,500          $1.44       8,125
                         -----                    -------
                         5,000                    $14,850
                         =====                    =======
Larry J. Parsons         2,500          $2.00     $ 6,725
                         2,500          $1.44       8,125
                         -----                    -------
                         5,000                    $14,850
                         =====                    =======
Scott K. Upfield         2,500          $1.44     $ 8,125
                         =====                    =======
Richard W. Griner        2,500          $4.81     $-0- (1)
                         =====

(1)  The Company's stock price at August 31, 1995 was below the option price.

Directors' Remuneration

Those directors who are salaried employees of the Company receive no additional compensation for their services as directors or as members of committees of the Board. Cash compensation currently payable to the other directors for services in that capacity consists of a retainer of $2,500 per year and a fee of $750 (in addition to travel expenses) for each day of each meeting of the Board of Directors attended. No additional retainers are paid for serving on a committee; however, if one or more committee meetings are held on a day other than one on which a Board meeting is held, committee members are paid a fee of $750 (in addition to travel expenses) for each day of such meeting or meetings.

Directors who are not regular salaried officers or employees who render services to the Company in a capacity or capacities other than that of a director (for example, as consultants or attorneys) may be compensated for such other services, and such compensation for other services shall not, except insofar as may be specified by the Company in particular cases, affect the cash compensation payable to such directors in their capacities as directors and members of committees of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

James E. Upfield was, during the fiscal year, an officer of the Company and a member of the Compensation Committee of the Board of Directors. Mr. Upfield has engaged in certain transactions with the Company described under the heading "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

Board Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors consists of Mr. Mariner (Chairman), Mr. Parsons, Mr. James E. Upfield and Mr. Scott K. Upfield. The Compensation Committee's primary function is to review the compensation awarded to the executive officers of the Company.

In determining executive compensation, the Compensation Committee reviews the performance of the specific executive, the operating performance of the Company, the compensation of executives of companies which are comparable to the Company and the performance of the Company's Common Stock. Particular emphasis is given to the operating results of the Company. The Company's Compensation Committee has access to, and review reports of, independent financial consultants who assimilate and evaluate the compensation of executive officers employed by companies which are generally comparable to the Company. The cumulative weight of all such factors is then generally considered to determine whether or not a particular executive should receive an increase in compensation, an incentive bonus under the Company's Executive Bonus Plan, a stock option or stock grant under the Company's Stock Option Plan for Key Employees, or any other compensation benefits.

The Compensation Committee believes that in order for the Company to succeed, it must attract and retain qualified executives who can not only perform satisfactorily on an individual basis but who can also retain and manage a quality staff of other executive officers and key employees. Thus, in addition to applying the criteria generally applicable to all executive officers, in determining the compensation of the chief executive officer the Compensation Committee may also be influenced to a significant extent by the overall performance of the Company's other executives and key employees. After a review of all of such factors and with the advice of independent compensation consultants, the Compensation Committee recommended in 1994 that the Company enter into a three year employment agreement with Mr. E. R. Buford (the Chief Executive Officer), which provided for, among other things, a base compensation of $201,300 per annum. Upon review of a report of independent financial consultants dated February 24, 1995 which opined that a base salary of $208,000 and total cash compensation of $299,700 for the Chief Executive Officer would be "competitive", the Compensation Committee recommended that the Chief Executive's base salary be increased to $208,000 per annum but did not recommend that any bonus be paid for fiscal 1995.

     Mr. Joseph V. Mariner, Jr.
     Mr. James E. Upfield
     Mr. Scott K. Upfield
     Mr. Larry J. Parsons

Performance Graph

The following table compares the performance of the Company's
Common Stock with certain comparable indices:


               COMPARISON OF FIVE YEAR CUMULATIVE
              RETURN AMONG TEMTEX INDUSTRIES, INC.,
                    DOW JONES INDUSTRIAL AND
               DOW JONES FURNISHINGS & APPLIANCES

Company/Index            1990      1991      1992      1993      1994      1995
-------------            ----      ----      ----      ----      ----      ----
TEMTEX INDUSTRIES, INC.  $100.00   $ 60.10   $ 66.48   $571.80   $571.80   $249.46
Dow Jones Industrial     $100.00   $127.45   $142.40   $159.31   $176.98   $226.58
Dow Jones Furnishings
  & Appliances           $100.00   $160.35   $176.48   $282.36   $241.77   $277.41


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     (a) The Company knows of no person owning beneficially more than 5% of the Company's Common Stock, except for the following person who owned, as of November 15, 1995, the number of shares of Common Stock of the Company set forth opposite his name in the table below:

                                                  Amount and Nature
Title of            Name and Address              of Beneficial            Percent
Class               of Beneficial Owner           Ownership (1)            of Class
--------            -------------------           -----------------        --------
Common Stock        James E. Upfield              1,017,850 (2)            29.4%
                    3010 LBJ Freeway
                    Suite 650
                    Dallas, Texas 75234

Common Stock        Kalmar Investments, Inc.        218,725                6.3%
                    1300 Market Street
                    Suite 500
                    Wilmington, Delaware 19801

Common Stock        Kennedy Capital Manage., Inc.   197,400                5.7%
                    425 N. New Ballas Road
                    Suite 181
                    St. Louis, Missouri 63141-6821
_______________

     (1)  The nature of the beneficial ownership of the shares is sole voting and investment power unless indicated otherwise.

     (2)  Includes 24,750 shares of Common Stock held of record by HUTCO, a partnership comprised of Mr.
          Upfield and a former director of the Company.  Mr. James E. Upfield has shared voting and investment power with respect to such shares of Common Stock.

     (b) The following table sets forth the beneficial ownership (as defined by the rules of the Securities and Exchange Commission) of Common Stock of the Company by the incumbent directors, nominees for director and all directors and officers as a group, together with the percentage of the outstanding shares which such ownership represents. Information is stated as of November 15, 1995.

                                             Amount and
Title of            Name or Identity         Nature of Bene-          Percent of
Class               of Group                 ficial Ownership (1)     Class
--------            ----------------         --------------------     ----------
Common Stock        James E. Upfield         1,017,850(2)             29.4%

Common Stock        E. R. Buford                89,062(3)              2.6%

Common Stock        Joseph V. Mariner, Jr.       5,225(4)             *

Common Stock        Larry J. Parsons             5,500(4)             *

Common Stock        Scott K. Upfield            28,000(5)             *

Common Stock        Richard W. Griner            3,000(5)             *

Common Stock        R. N. Stivers               22,543(6)             *

                                             ---------                ----
                                             1,171,180                33.8%
__________

* Denotes less than 1%.

(1)  The nature of the beneficial ownership of the shares by the respective persons or group is sole voting and investment power unless otherwise indicated.

(2)  Includes 24,750 shares of Common Stock over which Mr. James E. Upfield has shared voting and investment power owned by HUTCO, a partnership comprised of Mr. James E. Upfield and a former director of the Company.

(3)  Includes 50,000 shares of Common Stock exercisable under the 1990 Plan.

(4)  Includes 5,000 shares of Common Stock exercisable under the Outside Director Plan.

(5)  Includes 2,500 shares of Common Stock exercisable under the Outside Director Plan.

(6)  Includes 10,000 shares of Common Stock exercisable under the 1990 Plan.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At the Annual Meeting of Stockholders of the Company held December 21, 1976, the Company's stockholders approved a Share Purchase Agreement ("Agreement") among the Company, Mr. James E. Upfield and RepublicBank Dallas, (succeeded by NationsBank of Texas, N.A.) as trustee (the "Trustee"), pursuant to which the Company may purchase, or may be required, following the death of Mr. Upfield, to purchase from the estate of Mr. Upfield (the "Estate") up to that maximum number of shares of Common Stock whose aggregate purchase price does not exceed the lesser of (a) the sum of (i) the estate, inheritance, legacy and succession taxes (including any interest collected as a part of such taxes) imposed because of Mr. Upfield's death and (ii) the amount of funeral and administrative expenses allowable as deductions in computing the taxable estate of Mr. Upfield under Section 2053 of the Code, or (b) the amount paid to the Trustee pursuant to the Agreement upon and by reason of the death of Mr. Upfield pursuant to a life insurance policy in the amount of $500,000 carried by the Company on the life of Mr. Upfield.

The purpose of the Agreement is to provide an orderly means for the Estate to raise funds to pay all estate and inheritance taxes and funeral and administrative expenses without necessitating the sale of a large number of shares of Common Stock in the over-the-counter market, an event which, in the opinion of the Company, would have, primarily because of the limited volume of trading in such shares, a potentially serious adverse effect on the price of the Common Stock.

The purchase price of a share of Common Stock under the Agreement is an amount equal to 90% of the mean between the highest and lowest quoted selling price for a share of Common Stock in any public securities exchange or market, if available, or otherwise the mean between the bona fide closing bid and asked prices therefore in said exchange or market, on the date of death of Mr. Upfield, or if no such sales or bid and asked prices are available on such date, then the weighted average of the mean between the highest and lowest selling prices, or bona fide bid and asked prices, as the case may be, for a share of Common Stock on the nearest trading date before and the nearest trading date after the date of death of Mr. Upfield (such average to be weighted inversely by the respective number of trading dates between the selling dates or the price quotation dates and such date of death in the same manner used in determining the valuation of stock for federal estate tax purposes as set forth in Treasury Regulation Section 20.2031-2(d) promulgated by the Commissioner of Internal Revenue under
Section 2031 of the Code). Such purchase price would have been $4.06, if computed as of November 15, 1995.

The Estate will not be obligated to sell any shares of Common Stock under the Agreement unless prior to the closing of such sale the Estate has obtained a ruling from the Internal Revenue Service, or an opinion of counsel satisfactory in form and content to the Estate, to the effect that the purchase by the Company will be treated as a distribution in full payment and exchange therefor under Section 302(b) of the Code. The Company will not be required to purchase any shares of Common Stock under the Agreement if and to the extent that such a purchase would result in an impairment of its capital or would otherwise be in violation of applicable state law relative to the Company's purchase of its shares of Common Stock.

The Company, pursuant to the Agreement, has transferred to the Trustee, as beneficiary, an existing life insurance policy on the life of Mr. Upfield in the amount of $500,000. The Company is the owner of such insurance policy; however, under certain conditions described below, Mr. Upfield will have the right to purchase all, or any part, of such policy. The premium payable by the Company for such insurance policy is $21,049 per year. The premiums paid by the Company are not deductible by it for federal income tax purposes, and the proceeds of the policy when paid to the Trustee and used to purchase the shares of Common Stock under the Agreement or transferred to the Company will not constitute income to the Company for federal income tax purposes.

The Trustee is to hold in its custody until the death of Mr. Upfield or termination of the Agreement (in which event it is to return to the Company) the insurance policy on the life of Mr. Upfield. Upon and after the death of Mr. Upfield, the Trustee is to make claim for, collect, hold, deposit or invest, and pay over the proceeds of the insurance policy on the life of Mr. Upfield and any deposits or investments thereof and interest earned thereon for the account of the Company. In the event the proceeds from such insurance policy are greater than the amount required to purchase the shares of Common Stock from the Estate, such excess will be paid to the Company. The Company will reimburse the Trustee for its expenses in carrying out the provisions of the Agreement and will pay reasonable and customary compensation.

The Agreement may be terminated (a) upon the determination of bankruptcy or the dissolution of the Company, (b) upon the cessation of regular business of the Company, (c) at the option of the Company, in the event the purchase price thereunder exceeds 200% of the book value of a share of Common Stock, determined as of the end of the fiscal quarter immediately preceding the date of Mr. Upfield's death, (d) at the option of the Estate, in the event the purchase price thereunder is less than 75% of the book value of a share of Common Stock, determined as of the end of the fiscal quarter immediately preceding the date of Mr. Upfield's death or
(e) by the mutual written consent of Mr. Upfield or the Estate and the Company. In addition, if Mr. Upfield disposes, during his lifetime, of all of the Common Stock he now owns, the Agreement will be terminated.

The Agreement provides that if it is terminated during Mr. Upfield's life, he will have the right to purchase from the Company any part or all of the insurance policy on his life subject to the Agreement. The purchase price of such insurance policy will be equal to its cash surrender value, net of any policy indebtedness, plus any unearned premium thereon at the date of purchase.

The manufacturing plant and related real property in Manchester, Tennessee is leased by TFPI from HUTCO, a California partnership of which Mr. James E. Upfield and a former director are the general partners. The Manchester facility, which was originally subject to a five-year lease with an option to purchase between TFPI and the former owner, was acquired by HUTCO upon the assignment to it of TFPI's option to purchase following TFPI's inability to secure financing upon acceptable terms. The lease between TFPI and HUTCO is for a twenty-five year term commencing November 15, 1989 and provides for monthly rental payments of $13,020 (subject to certain scheduled rent escalations based upon increases in the consumer price index). During the 1994 fiscal year, the Company entered into a new twenty-five year lease agreement with HUTCO. The new lease agreement provides for a 30,000 square foot expansion to the facility with monthly rental payments of $21,500 commencing January 1, 1995. The new lease is subject to certain scheduled rent escalations based upon increases in the consumer price index.

In the opinion of management of the Company, the leases of the TFPI manufacturing facility from HUTCO have been consummated on terms and conditions as favorable to the Company as terms and conditions obtainable from non-affiliated parties.

In 1994, the Company entered into employment agreements with Messrs. E. R. Buford and R. N. Stivers. The employment agreements are described under the caption "Executive Compensation-Employment Contract Agreements."

                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

     (a)  (1) and (2)    The response to this portion of Item 14
                         is submitted as a separate section of
                         this report.

               (3)       Listing of Exhibits:  The response to
                         this portion is presented in Item (c).


     (b) During the fourth quarter of the period covered by this report, there were no reports filed on Form 8-K.

     (c)  Exhibits:

               (3)       Articles of Incorporation and Bylaws.

                         3.1  Amended and Restated Certificate of
                              Incorporation. *

                         3.2  Amended and Restated Bylaws. *

               (10)      Material Contracts

                         10.10     1990 Stock Option Plan for Key
                                   Employees of Temtex Industries,
                                   Inc. and its subsidiaries. *

                         10.11     Outside Directors Stock Option
                                   Plan of Temtex Industries,
                                   Inc. *

                         10.12     Share Purchase Agreement
                                   between the Registrant and Mr.
                                   James E. Upfield effective
                                   December 21, 1976. *

                         10.13     Lease Agreement between the
                                   Registrant and Mr. John D.
                                   Howard, a former Director of
                                   the Registrant, dated October
                                   1, 1973 (the "Howard Lease
                                   Agreement"). *

                         10.14     Second Amendment to the Howard
                                   Lease Agreement dated August
                                   22, 1983. *

                         10.15     Lease Agreement between HUTCO
                                   and the Registrant, dated
                                   September 7, 1989. *

                         10.16     Lease Agreement between HUTCO
                                   and the Registrant, dated April
                                   25, 1994. **

                         10.17     Loan Agreement between
                                   NationsBank of Texas, N.A. and
                                   the Registrant dated May 3,
                                   1994. **

                         10.18     Employment contract between E.
                                   R. Buford and the Registrant
                                   dated June 7, 1994. **

                         10.19     Employment contract between R.
                                   N. Stivers and the Registrant
                                   dated June 7, 1994. **

                         10.20     First amendment to the loan
                                   agreement between NationsBank
                                   of Texas, N.A. and the
                                   Registrant dated May 3,
                                   1994.***

                         10.21     Second amendment to the loan
                                   agreement between NationsBank
                                   of Texas, N.A. and the
                                   Registrant dated May 3,
                                   1994.***

               (21)      Subsidiaries of the Registrant.

                         21.1      Subsidiaries of the
                                   Registrant. *

               (23)      Consents of Experts and Counsel.

                         23.1      Consent of Independent Auditors ***

               (27)      Financial Data Schedule

                         27.1      Financial Data Schedule ***

     (d) Financial Statement Schedules -- The response to this portion of Item 14 is submitted as a separate section of this report.


          * Filed as an exhibit of the same number to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993, and incorporated by reference herein.

          ** Filed as an exhibit of the same number to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1994, and incorporated by reference herein.

          ***  Filed herewith.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TEMTEX INDUSTRIES, INC.


                                   /s/ James E. Upfield
                                   ________________________
                                   James E. Upfield
                                   Chairman of the Board of
                                   Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures               Title                              Date
----------               -----                              ----


/s/ James E. Upfield
____________________     Director, Chairman of the Board    11/21/95
James E. Upfield


/s/ E. R. Buford
____________________     Director, President and Chief
E. R. Buford             Executive Officer                  11/21/95


/s/ R. N. Stivers
____________________     Vice President-Finance,
R. N. Stivers            Chief Financial Officer and
                         Chief Accounting Officer           11/21/95


/s/Larry J. Parsons
_____________________    Director                           11/21/95
Larry J. Parsons

                              -30-

FORM 10-K -- ITEM 8 AND ITEM 14(a)(1) and (2)

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     Report of Ernst & Young, Independent Auditors

     Consolidated balance sheets -- August 31, 1995 and 1994

     Consolidated statements of operations -- Years ended August
     31, 1995, 1994 and 1993

     Consolidated statements of stockholders' equity -- Years ended August 31, 1995, 1994 and 1993

     Consolidated statements of cash flows -- Years ended August
     1995, 1994 and 1993

     Notes to consolidated financial statements -- August 31, 1995

     Financial statement schedules:

          II -- Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore have been omitted.

Individual financial statements of the Company have been omitted as the Company is primarily an operating company, and the subsidiaries included in the consolidated financial statements, filed, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Company in amounts which together (excepting indebtedness incurred in the ordinary course of business which is not overdue and matures within one year from the date of its creation, whether or not evidenced by securities) exceed five percent of the total assets as shown by the most recent year-ended consolidated balance sheet.

Ernst & Young LLP
Dallas, Texas

                 Report of Independent Auditors

Board of Directors
Temtex Industries, Inc.

We have audited the accompanying consolidated balance sheets of Temtex Industries, Inc. and subsidiaries as of August 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mistatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Temtex Industries, Inc. and subsidiaries at August 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                    Ernst & Young LLP

October 13, 1995

CONSOLIDATED BALANCE SHEETS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


                                                            August 31,
                                                       1995           1994
                                                       -------------------
                                                          (in thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                            $   736        $   627
  Accounts receivable, less allowance for
      doubtful accounts:  1995--$541,000
      and 1994--$522,000--Note D                         7,011          7,729
  Inventories--Notes C and D                             8,773          8,784
  Prepaid expenses and other assets                        401            442
  Income taxes recoverable--Note H                         443             --
  Deferred taxes--Note H                                   350             93

                                                       -------        -------
            TOTAL CURRENT ASSETS                        17,714         17,675

DEFERRED TAXES--Note H                                     530            871

OTHER ASSETS                                               366            370

ASSETS RELATED TO DISCONTINUED OPERATIONS--Note I           99            105

PROPERTY, PLANT AND EQUIPMENT--Notes D and G
  Land and clay deposits                                   325            120
  Buildings and improvements                             3,496          2,320
  Machinery, equipment, furniture and
    fixtures                                            21,448         18,082
  Leasehold improvements                                   742            613
                                                       -------        -------
                                                        26,011         21,135
  Less allowances for depreciation,
    depletion and amortization                          17,505         16,408
                                                       -------        -------
                                                         8,506          4,727
                                                       -------        -------
                                                       $27,215        $23,748
                                                       =======        =======

                                                            August 31,
                                                       1995           1994
                                                       -------------------
                                                          (in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable--Note D                                $ 2,000        $   375
  Accounts payable                                       4,144          4,819
  Accrued expenses--Note E                               1,786          2,069
  Income taxes payable--Note H                              --              3
  Current maturities of indebtedness
    to related parties--Notes D and G                        7              7
  Current maturities of long-term obliga-
    tions--Note D                                          763            213
                                                       -------        -------
       TOTAL CURRENT LIABILITIES                         8,700          7,486

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities--Notes D and G                 1,621            947

LONG-TERM OBLIGATIONS, less current
  maturities--Note D                                     1,478            399

COMMITMENTS AND CONTINGENCIES--Notes G and M

STOCKHOLDERS' EQUITY--Notes B, F and L
  Preferred stock--$1 par value; 1,000,000
    shares authorized, none issued                          --             --
  Common stock--$.20 par value; 10,000,000
    shares authorized, 5,265,625 shares
    issued at 8/31/95 and 5,258,125 shares
    issued at 8/31/94                                      715            714
  Additional capital                                     9,225          9,215
  Retained earnings                                      5,803          5,314
                                                       -------        -------
                                                        15,743         15,243
  Less:
    Treasury stock:
      At cost--113,696 shares                              327            327
      At no cost--1,687,788 shares                          --             --
                                                       -------        -------
                                                        15,416         14,916
                                                       -------        -------
                                                       $27,215        $23,748
                                                       =======        =======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

                                                         Year Ended August 31,
                                                  1995           1994           1993
                                                  ----------------------------------
                                              (in thousands except share data)
Net sales                                         $   42,904     $   43,935     $   34,107
Cost of goods sold                                    30,962         29,391         23,657
                                                  ----------     ----------     ----------
                                                      11,942         14,544         10,450
Costs and expenses:
  Selling, general and administrative                 10,782         10,291          7,735
  Interest                                               424            526            903
Other income--Note B                                    (122)           (71)           (45)
                                                  ----------     ----------     ----------
                                                      11,084         10,746          8,593
                                                  ----------     ----------     ----------
      INCOME FROM CONTINUING OPERATIONS
        BEFORE INCOME TAXES                              858          3,798          1,857

State and federal income
  taxes--Note H:
    Provision (benefit)                                  369           (280)           183
    Provision in lieu of income taxes                     --             --            530
                                                  ----------     ----------     ----------
                                                         369           (280)           713
                                                  ----------     ----------     ----------
      INCOME FROM CONTINUING OPERATIONS
        BEFORE EXTRAORDINARY ITEM                        489          4,078          1,144

Loss from discontinued
  operations, less applicable federal
  tax benefit of $22,000 in
  1993--Note I                                            --             --            (87)

Extraordinary gain from
  utilization of operating loss
  carryforward--Note H                                    --             --            530
                                                  ----------     ----------     ----------
        NET INCOME                                $      489     $    4,078     $    1,587
                                                  ==========     ==========     ==========
Income per common share:
  Income from continuing
    operations before extraordinary
    item                                          $      .14     $     1.25     $      .45
  Loss from discontinued operations                       --             --           (.03)
  Extraordinary item                                      --             --            .21
                                                  ----------     ----------     ----------
        NET INCOME                                $      .14     $     1.25     $      .63
                                                  ==========     ==========     ==========
Weighted average common and common
equivalent shares outstanding                      3,502,887      3,272,568      2,520,189
                                                  ==========     ==========     ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
  (Dollars in thousands)

                                   Common Stock                       Retained       Cost of
                                   Outstanding         Additional     Earnings       Treasury
                                   Shares    Amount    Capital        (Deficit)      Stock
                                   ------    ------    ----------     ---------      --------
BALANCE AT AUGUST 31, 1992         2,456,641 $514      $2,886         $ (351)        $327

    Net income                                                         1,587
                                   --------- ----      ------         ------         ----
BALANCE AT AUGUST 31, 1993         2,456,641  514       2,886          1,236          327

    Stock offering                 1,000,000  200       6,329
    Net income                                                         4,078
                                   --------- ----      ------         ------         ----
BALANCE AT AUGUST 31, 1994         3,456,641  714       9,215          5,314          327

    Exercise of stock options          7,500    1          10
    Net income                                                           489
                                   --------- ----      ------         ------         ----
BALANCE AT AUGUST 31, 1995         3,464,141 $715      $9,225         $5,803         $327

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

                                                              Year Ended August 31,
                                                            1995      1994      1993
                                                            ------------------------
                                                                  (in thousands)
OPERATING ACTIVITIES
  Net income                                                $  489    $4,078    $1,587
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation, depletion and amortization                1,509     1,074       842
     Provision in lieu of income taxes                          --        --       530
     Deferred taxes                                             84      (940)       --
     Extraordinary gain from utilization of operating
          loss carryforward                                     --        --      (530)
     Gain on disposition of buildings and equipment            (94)      (24)      (23)
     Provision for doubtful accounts                           186       402       197
     Provision for losses on assets related
       to discontinued operations                               --        16        75
     Changes in operating assets and liabilities:
          Accounts receivable                                  532    (2,754)   (1,569)
          Inventories                                           11    (2,497)   (1,304)
          Prepaid expenses and other assets                     45       180      (231)
          Accounts payable and accrued expenses               (958)    1,046     1,647
          Income taxes payable                                (446)     (240)      136
                                                            ------    ------    ------
      NET CASH PROVIDED BY OPERATING ACTIVITIES              1,358       341     1,357

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                (4,254)   (1,978)   (1,173)
  Expenditures on assets related to discontinued
    operations                                                  --      (333)       --
  Proceeds from disposition of property, plant
    and equipment                                               99        34        45
  Proceeds from disposition of assets and other
    receipts related to discontinued operations                  6       839        58
                                                            ------    ------    ------
      NET CASH USED IN INVESTING ACTIVITIES                 (4,149)   (1,438)   (1,070)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit and
    long-term borrowings                                     3,893       485       469
  Principal payments on revolving line of
    credit, long-term obligations and indebtedness
    to related parties                                      (1,004)   (5,700)     (691)
  Proceeds from issuance of common stock                        11     6,529        --
                                                            ------    ------    ------
      NET CASH PROVIDED BY (USED IN) FINANCING
            ACTIVITIES                                       2,900     1,314      (222)
                                                            ------    ------    ------
      INCREASE IN CASH AND CASH EQUIVALENTS                    109       217        65
Cash and cash equivalents at beginning of year                 627       410       345
                                                            ------    ------    ------
      CASH AND CASH EQUIVALENTS AT END OF YEAR              $  736    $  627    $  410
                                                            ======    ======    ======
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
  Capital lease obligations                                 $1,040    $   20    $  140
  Charges to allowance for doubtful accounts                $  173    $  290    $  165
  Interest added to outstanding line of credit
     balance                                                $   --    $   --    $  427

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

August 31, 1995


NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Temtex Industries, Inc. (the Company) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Inventories: Raw materials and supplies are stated at the lower of cost or replacement value. Work in process and finished goods are stated at the lower of cost or net realizable value, which is less than replacement value.

Property, Plant and Equipment: Property, plant and equipment are carried at cost. Capitalized leases are carried at the present value of the net fixed minimum lease commitments, as explained in Note G. Depreciation on buildings and equipment is provided using principally accelerated methods. Depletion of clay deposits and amortization of leasehold improvements and capitalized leases are computed using the straight-line method. The estimated useful lives used in computing depreciation, depletion, and amortization are:

                                                  Years
                                                  -----
Clay deposits                                     10-20
Buildings and improvements                        5-30
Machinery, equipment, furniture and fixtures      3-15
Leasehold improvements                            Life of lease

Expenditures for maintenance and repairs are charged to operations; betterments are capitalized.

Federal Income Taxes: The Company and its wholly-owned subsidiaries file a consolidated federal income tax return.

Income Per Common Share: Income per common share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include options granted to key employees and outside directors (see Note F). The number of common stock equivalents was based on the number of shares issuable on the exercise of options reduced by the number of common shares that are assumed to have been purchased at the average price of the common stock during the year with the proceeds from the exercise of the options. Fully diluted income per common share is not presented because dilution is not significant.

On December 17, 1993, the Company completed the sale of 1,000,000 shares of its common stock in a public offering. A portion of the proceeds of the sale were used to repay borrowings under the Company's revolving credit agreement and long-term debt. If the common stock offering had occurred on September 1, 1993, the effect on earnings per share in fiscal 1994 would not be significant.

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk: The Company manufactures and sells fireplace and brick products to companies in the construction industry. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables generally are due within 30 days. Credit losses consistently have been within management's expectations.

NOTE B--PUBLIC OFFERING AND NONRECURRING ITEMS

During 1994, the Company settled a lawsuit that arose in a prior year. The proceeds of the settlement were used to offset related legal expenses and assets related to discontinued operations.

In December 1993, the Company completed a secondary stock offering in which 1,000,000 shares of common stock were issued which provided the Company with approximately $6,529,000, net of expenses.

NOTE C--INVENTORIES

Inventories by costing method are summarized below:

                                   First-in       Average
                                   First-out      Cost      Total
                                   ---------      -------   -----
                                            (in thousands)
August 31, 1995:
  Finished goods                   $2,527         $  643    $3,170
  Work in process                     706             93       799
  Raw materials and supplies        4,281            523     4,804
                                   ------         ------    ------
                                   $7,514         $1,259    $8,773
                                   ======         ======    ======
August 31, 1994:
       Finished goods              $2,963         $  441    $3,404
       Work in process                704             95       799
       Raw materials and supplies   4,105            476     4,581
                                   ------         ------    ------
                                   $7,772         $1,012    $8,784
                                   ======         ======    ======

NOTE D--NOTES PAYABLE AND LONG-TERM DEBT

In May, 1994, the Company entered into a two year credit agreement with a bank whereby the Company may borrow a maximum of $3,000,000 under a revolving credit note. The amount available under the credit agreement is subject to limitations based on specified percentages of the Company's outstanding eligible receivables and inventory. At the option of the Company, borrowings under the demand note may bear interest at the lending bank's prime commercial interest rate or a match funded rate option at the London Interbank Offered Rate ("LIBOR") plus 2%. Interest is payable on a quarterly basis. The weighted average interest rate on the outstanding balance of the revolving credit note was 7.9% and 6.9% at August 31, 1995 and August 31, 1994, respectively. In fiscal 1995, the loan agreement was amended whereby a promissory note in the amount $1,212,000 was added with the same options for calculation of interest charges as in the revolving credit note. The term note requires quarterly payments of principal and interest with the final payment due in March, 1998. At August 31, 1995,

$2,000,000 was outstanding under the revolving credit note and $1,084,000 was outstanding under the term note. The loan agreement contains covenants that require the maintenance of a specified ratio of total liabilities to tangible net worth, as defined, and a fixed charge flow coverage ratio, as defined, on the basis of the most recent four quarters.

In December, 1993, the Company completed a secondary offering of one million shares of common stock. The offering provided the Company with approximately $6,529,000, net of expenses. A portion of the proceeds was used to retire debt outstanding at that time with the remaining portion being used for working capital purposes.


Long-term obligations are summarized as follows:

                                                         August 31,
                                                       1995      1994
                                                       --------------
                                                       (in thousands)
Long-term obligations:
    Term loan, due in quarterly
      installments of $98,545 through March 1998       $1,084    $   --
       Capitalized lease obligations, with interest
         at 8.8% to 16.7%--Note G                       2,209     1,289
          Equipment notes with interest at 8.0%
            to 9.8%, due in monthly installments
            ending in 1999                                576       277
                                                       ______    ______
                                                        3,869     1,566
       Less current maturities                            770       220
                                                       ------    ------
                                                       $3,099    $1,346
                                                       ======    ======


Annual maturities of long-term obligations for each of the five succeeding fiscal years and thereafter are $770,000, $587,000, $429,000, $58,000, $41,000, and $1,984,000.

The Company made interest payments in 1995, 1994 and 1993, respectively, of $363,000, $580,000 and $460,000.

NOTE E--ACCRUED EXPENSES

Accrued expenses include the following:

                                                         August 31,
                                                       1995     1994
                                                       -------------
                                                       (in thousands)
     Employee compensation                             $  483    $  825
     Taxes, other than taxes on income                    130       152
     Interest                                             157        96
     Other                                              1,016       996
                                                       ------    ------
                                                       $1,786    $2,069

NOTE F--STOCK OPTIONS

In 1990, the Company adopted a stock option plan for key employees to replace a prior plan that expired on August 31, 1989. Options may include "incentive stock options" within the meaning of Section 422A of the internal Revenue Code of 1986 or "non-qualified stock options." Options and SARs may be granted to key employees at prices not less than the market value at the date of grant for terms not to exceed ten years in the case of incentive stock options and ten years and one month in the case of non-qualified stock options. Under the original plan, 95,000 shares of common stock were reserved for future issuance. The plan was amended in 1995 in which the number of shares eligible for issuance was increased to 195,000 and the aggregate number of options which may be awarded to any one employee in any fiscal year will not exceed 25,000.

In 1990, the Company adopted a stock option plan for directors of the Company who are not employees of the Company. Options may be granted at prices not less than the market value of the stock at the time of the grant for terms not to exceed ten years from the date of the grant. The maximum number of shares for which options may be granted to any outside director during a calendar year is 2,500. Under this plan, 30,000 shares of common stock were reserved for future issuance.

The following table indicates the number of options granted and exercised for each plan:

                                                  Key       Outside
                                                  Employee  Director
                                                  Plan      Plan
                                                  --------  --------
Options outstanding at September 1, 1993           90,000   12,500
  Granted                                              --       --
  Exercised                                            --       --
                                                  -------   ------
Options outstanding at August 31, 1994             90,000   12,500
  Granted                                          70,000    2,500
  Exercised                                         7,500       --
                                                  -------   ------
Options outstanding at August 31, 1995            152,500   15,000
                                                  =======   ======
Options exercisable at August 31, 1995             82,500   15,000
                                                  =======   ======

Option prices range from $1.19 to $4.94 per share and expire between 1999 and 2005.

NOTE G--LEASE COMMITMENTS

Two plant facilities leased from a former director are accounted for as a capitalized lease. The leased properties were capitalized at the initial value of $635,000. In 1995, the Company exercised its option to renew the lease which increased the term of the lease by ten years and added to the value of the lease. The leased properties have a combined net book value of $423,000 and $111,000 at August 31, 1995 and 1994, respectively.

A third manufacturing facility, accounted for as a capitalized lease, is leased from a partnership consisting of the Company's Chairman and a former director. This facility was capitalized at the initial value of $976,000. During 1995, the facility was expanded, at the expense of the partnership, and the original lease canceled. The new twenty-five year lease negotiated by the Company has basically the same provisions as the original, with an increase in the lease payments in consideration of the expense incurred in the expansion. The facility has a net book value of $1,428,000 and $801,000 at August 31, 1995 and 1994, respectively. This lease obligation is classified as "Indebtedness to Related Parties".

Other plant and office facilities are leased under operating lease agreements which expire at various dates through fiscal 1998. The capitalized leases expire in fiscal 2009 and fiscal 2019.

Future minimum payments, by year and in the aggregate, under capital leases and noncancelable operating leases, consisted of the following at August 31, 1995:

                                             Capital   Operating
                                             Leases    Leases
                                             -------   ---------
                                               (in thousands)
     Fiscal Year:
       1996                                  $  373    $  187
       1997                                     352       148
       1998                                     345       120
       1999                                     334       107
       2000                                     334        96
       Thereafter                             5,516        46
                                             ------    ------
     Total minimum lease payments             7,254    $  704
                                                       ======
     Amount representing interest             5,045
                                             ------
     Present value of net minimum
       lease payments                        $2,209
                                             ======

Rental expense for operating leases was $265,000, $255,000 and $180,000 in 1995, 1994 and 1993, respectively.

NOTE H--INCOME TAXES

Significant components of the provision (benefit) for income taxes attributable to continuing operations are as follows:

                                        Year Ended          Year Ended
                                        August 31, 1995     August 31, 1994
                                        ---------------     ---------------
                                                  (in thousands)
Current:
  Federal                               $173                $  570
  State                                  112                    90
                                        ----                ------
  Total current                          285                   660

Deferred:
  Federal                                123                   677
  State                                  (39)                   57
                                        ----                ------
  Total deferred                          84                   734

Change in valuation allowance             --                (1,674)
                                        ----                ------
Total income tax                        $369                $ (280)
                                        ====                ======

The Company utilized all of its net operating loss and investment tax credit carryforwards of $997,000 and $459,000, respectively, in 1994.

The differences between the provision for income taxes and income taxes computed using the federal statutory income tax rate are as follows:

                                        Year Ended          Year Ended
                                        August 31, 1995     August 31, 1994
                                        ---------------     ---------------
                                                  (in thousands)
Federal income tax
  provision at statutory rate           $292                 $1,291
Additional statutory percentage
  depletion                              (55)                   (52)
State income taxes, net of federal
  tax benefit                             49                    129
Other                                     83                     26
Change in valuation allowance             --                 (1,674)
                                        ----                -------
     Total income taxes                 $369                $  (280)
                                        ====                =======

Deferred income taxes are recognized using the liability method and reflect the tax impact of temporary differences between the amount of assets and liabilities for financial purposes and such amounts as measured by tax laws and regulations. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                  August 31,
                                             1995           1994
                                             ----           ----
                                                (in thousands)
     Deferred tax assets:
       Accounts receivable allowance         $233           $198
       Capital lease obligation                85             95
       Book over tax depreciation             232            539
       Other                                  393            158
                                             ----           ----
           Total deferred tax assets          943            990
     Deferred tax liabilities                 (63)           (26)
                                             ----           ----
           Net deferred tax assets           $880           $964
                                             ====           ====

The Company made income tax payments in 1995, 1994 and 1993, respectively, of $735,000, $857,000 and $39,000.

NOTE I--DISCONTINUED OPERATIONS

In 1993, management of the Company decided to discontinue the Company's contract products segment. In fiscal 1993, a charge to cost of goods sold of approximately $109,000 is included in the Consolidated Statements of Operations under the caption "loss for discontinued operations".

The manufacturing facility and remaining equipment are on the market to be sold.

At August 31, 1995 assets related to the discontinued contract products operations were stated at estimated realizable values and consisted of land, building and equipment.

NOTE J--EMPLOYEE BENEFIT PLAN

During 1992, the Company adopted a defined contribution pension plan covering substantially all of its employees. The Company contribution is .25 for each $1.00 contributed by an employee (up to 4% of eligible wages).

The total expense for Company contributions was $35,000, $45,000 and $40,000 in 1995, 1994 and 1993, respectively.

NOTE K--BUSINESS SEGMENTS

The following financial information is presented for the Company's business segments:

                              Face Brick     Fireplace
                              Products       Products       Total
                              ----------     ---------      -----
                                         (in thousands)
1995:
Net sales                     $8,400         $34,504        $42,904
                              ======         =======        =======
Operating profit              $1,241         $ 1,089        $ 2,330
                              ======         =======
Unallocated corporate
  expense, net                                               (1,170)
Interest expense                                               (424)
Other income                                                    122
                                                            -------
Income from continuing
  operations before income taxes                            $   858
                                                            =======
Identifiable assets           $4,053         $20,611        $24,664
                              ======         =======
Corporate assets                                              2,452

Assets related to
  discontinued operations                                        99
                                                            -------
Total assets                                                $27,215
                                                            =======
Depreciation, depletion
  and amortization            $  345         $ 1,163
                              ======         =======
Capital expenditures          $1,264         $ 4,030

                              ======         =======

                              Face Brick     Fireplace
                              Products       Products       Total
                              ----------     ----------     ------
                                        (in thousands)
1994:
Net sales                     $8,611         $35,324        $43,935
                              ======         =======        =======
Operating profit              $1,544         $ 4,315        $ 5,859
                              ======         =======
Unallocated corporate
  expense, net                                               (1,606)
Interest expense                                               (526)
Other income                                                     71
                                                            -------
Income from continuing
  operations before income taxes                            $ 3,798
                                                            =======
Identifiable assets           $3,321         $18,387        $21,708
                              ======         =======
Corporate assets                                              1,935

Assets related to
  discontinued operations                                       105
                                                            -------
Total assets                                                $23,748
                                                            =======
Depreciation, depletion
  and amortization            $  301         $   781
                              ======         =======
Capital expenditures          $  436         $ 1,561
                              ======         =======

                              Face Brick     Fireplace
                              Products       Products       Total
                              ----------     ---------      -----
                                           in thousands)
1993:
Net sales                     $7,736         $26,371        $34,107
                              ======         =======        =======
Operating profit              $1,086         $ 2,807        $ 3,893
                              ======         =======
Unallocated corporate
  expense, net                                               (1,178)
Interest expense                                               (903)
Other income                                                     45
                                                            -------
Income from continuing operations
  before income taxes                                       $ 1,857
                                                            =======
Identifiable assets           $3,015         $12,936        $15,951
                              ======         =======
Corporate assets                                                952

Assets related to
  discontinued operations                                       627
                                                            -------
Total assets                                                $17,530
                                                            =======
Depreciation, depletion
  and amortization            $  272         $   566
                              ======         =======
Capital expenditures          $  334         $   973
                              ======         =======

Operating profit is net sales less operating expenses. In computing segment operating profit, the following items are excluded: general corporate revenues and expenses, interest expense, other income, and income taxes. There are no sales between segments.

Identifiable assets are those assets used in either segment.
Corporate assets are principally cash and deferred taxes.

Sales to one customer in the Fireplace Products Segment were $3,978,000, $4,550,000, and $3,675,000 in 1995, 1994 and 1993,
respectively.

NOTE L--Share Repurchase Agreement

On December 21, 1976, the stockholders approved a Share Repurchase Agreement (the "Agreement") among the Company, the Chairman of the Board of Directors (the "Chairman"), and a trustee under which the Company may be required to purchase a number of shares of common stock from the Chairman's estate upon his death. The purchase price of a share of common stock under this Agreement is to be 90% of the quoted market value at the date of the Chairman's death. The aggregate purchase price may not exceed the lesser of certain taxes and expenses associated with his death or the benefits under a certain life insurance policy on the life of the Chairman. This policy, purchased by the Company at an annual premium of $21,000, has been transferred to the Trustee under this Agreement.

The Company is not required to purchase any shares of common stock under the Agreement if such purchase would result in an impairment of its capital or would violate state laws in effect at that date.


NOTE M--CONTINGENCIES

Due to the complexity of the Company's operations, disagreements occasionally occur.

In the opinion of management, the Company's ultimate loss from such disagreements and potential resulting legal action, if any, will not be significant.

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


NOTE N--QUARTERLY RESULTS (UNAUDITED)

Summary data relating to the results of operations for each quarter of the years ended August 31, 1995 and 1994 follows (in thousands except per share amounts):

                                                            Three Months Ended
                                   November 30    February 28    May 31         August 31      Total
                                   -----------    -----------    ------         ---------      -----
Fiscal year 1995:
   Net sales                       $14,167        $10,213        $ 8,581        $ 9,943        $42,904
   Gross profit                      4,851          2,665          1,809          2,617         11,942
   Income (loss) from
     continuing operations           1,029            146           (619)           (67)           489
   Net income (loss)                 1,029            146           (619)           (67)           489

  Per share:
    Continuing operations          $   .29        $   .04        $  (.18)       $  (.02)       $   .14
    Net income (loss)                  .29            .04           (.18)          (.02)           .14

Fiscal year 1994:
   Net sales                       $11,586        $10,758        $10,234        $11,357        $43,935
   Gross profit                      3,952          3,326          3,160          4,106         14,544
   Income from continuing
     operations                        992            504            812          1,770          4,078
   Net income                          992            504            812          1,770          4,078

  Per share:
    Continuing operations          $   .39        $   .15        $   .23        $   .50        $  1.25
    Net income                         .39            .15            .23            .50           1.25

Income from continuing operations for the third and fourth quarters of 1994, respectively, includes the effect of a reduction in the valuation allowance for the net deferred tax asset of $675,000 and $999,000.

                                      SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                                        TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                   For the Years Ended August 31, 1993, 1994 and 1995
                                                     (in thousands)
---------------------------------------------------------------------------------------------------------------------------
COL. A                                  COL. B                   COL. C                   COL. D              COL. E
---------------------------------------------------------------------------------------------------------------------------
                                                                ADDITIONS
Description                             Balance at     Charged to     Charged to                              Balance
                                        Beginning      Costs and      Other Accounts-     Deductions-         at End
                                        of Period      Expenses       Describe            Describe            of Period
---------------------------------------------------------------------------------------------------------------------------
  Year ended August 31, 1993
    Reserve, deducted from related
     asset:
      Allowance for doubtful accounts   $377           $197           $  2 (1)            $167 (2)            $409
                                        ====           ====           ====                ====                ====
  Year ended August 31, 1994
    Reserve, deducted from related
     asset:
      Allowance for doubtful accounts   $409           $402           $  1 (1)            $290 (2)            $522
                                        ====           ====           ====                ====                ====
  Year ended August 31, 1995
    Reserve, deducted from related
     asset:
      Allowance for doubtful accounts   $522           $186           $  6 (1)            $173 (2)            $541
                                        ====           ====           ====                ====                ====

(1)  Other additions represent collections on receivables previously written off.

(2)  Amount charged against reserve.