Form 10-Q
period 1995-11-30
TEMTEX INDUSTRIES INC
filed 1996-01-11
CIK 110740

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended November 30, 1995    Commission File No. 0-5940


                     TEMTEX INDUSTRIES, INC.
     ------------------------------------------------------
     (Exact name of Registrant as specified in its Charter)


           Delaware                             75-1321869
-------------------------------             ------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)


3010 LBJ Freeway, Suite 650, Dallas, Texas        75234
------------------------------------------      ----------
(Address of principal executive offices)        (Zip Code)


                           214/484-1845
         ---------------------------------------------------
         (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                    Yes [ X ]      No [   ]

The Registrant had 3,464,141 shares of common stock, par value $.20 per share, outstanding as of the close of the period covered by this report.

                 PART I.  FINANCIAL INFORMATION

            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
   Condensed Consolidated Statements of Operations (Unaudited)
               (In Thousands Except Share Amounts)

                                          3 Mths. Ended
                                          November 30,
                                        1995       1994
                                        ----       ----
Net sales                                 $12,993    $14,167
Cost of goods sold                          8,917      9,316
                                          -------    -------
                                            4,076      4,851

Cost and expenses:
  Selling, general and administrative       2,901      3,150
  Interest                                    161         86
Other income                                  (5)       (11)
                                          -------    -------
                                            3,057      3,225
                                          -------    -------
    INCOME FROM OPERATIONS BEFORE
       INCOME TAXES                         1,019      1,626

State and federal income taxes--Note A        438        597
                                          -------    -------
       NET INCOME                         $   581    $ 1,029
                                          =======    =======

Income per common share--Note B

       NET INCOME                         $   .16    $   .29
                                          =======    =======
Weighted average common and common
  equivalent shares outstanding         3,523,301  3,547,005
                                        =========  =========

See notes to condensed consolidated financial statements.

               TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
           Condensed Consolidated Balance Sheets (Unaudited)
                 November 30, 1995 and August 31, 1995
                            (In Thousands)

                                               November 30,   August 31,
                                               1995            1995
                                               ------------   ----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                    $  1,434        $  736
  Accounts receivable, less allowance for
    doubtful accounts of $609,000 at November
    30, 1995 and $541,000 at August 31, 1995      7,910         7,011
  Inventories                                     8,661         8,773
  Prepaid expenses and other assets                 365           401
  Income taxes recoverable                          443           443
  Deferred taxes                                    350           350
                                               --------       -------
          TOTAL CURRENT ASSETS                   19,163        17,714

DEFERRED TAXES                                      530           530

OTHER ASSETS                                        316           366

ASSETS RELATED TO DISCONTINUED OPERATIONS
     --Note F                                       107            99

PROPERTY, PLANT AND EQUIPMENT
  Land and clay deposits                            325           325
  Buildings and improvements                      3,496         3,496
  Machinery, equipment, furniture and fixtures   21,825        21,448
  Leasehold improvements                            752           742
                                               --------       -------
                                                 26,398        26,011
  Less allowances for depreciation,
    depletion and amortization                   17,934        17,505
                                               --------       -------
                                                  8,464         8,506
                                               --------       -------
                                                $28,580       $27,215
                                               ========       =======


                                                November 30,   August 31,
                                                1995           1995
                                                --------       -------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                 $ 1,000        $2,000
  Accounts payable                                5,740         4,144
  Accrued expenses                                1,746         1,786
  Income taxes payable                              409            --
  Current maturities of indebtedness
    to related parties                                7             7
  Current maturities of long-term
    obligations--Note C                             765           763
                                                -------       -------
     TOTAL CURRENT LIABILITIES                    9,667         8,700

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities                         1,619         1,621

LONG-TERM OBLIGATIONS,
  less current maturities--Note C                 1,297         1,478

COMMITMENTS AND CONTINGENCIES--Note E                --            --

STOCKHOLDERS' EQUITY--Note D
  Preferred stock - $1 par value; 1,000,000
    shares authorized, none issued                   --            --
  Common stock - $.20 par value; 10,000,000
    shares authorized, 5,265,625 shares issued      715           715
  Additional capital                              9,225         9,225
  Retained earnings                               6,384         5,803
                                                -------       -------
                                                 16,324        15,743
Less:
    Treasury stock:
      At cost - 113,696 shares                      327           327
      At no cost - 1,687,788 shares                  --            --
                                                 15,997        15,416
                                                -------       -------
                                                $28,580       $27,215
                                                =======       =======

See notes to condensed consolidated financial statements.


                  TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Cash Flows
(Unaudited)
                               (In Thousands)

                                                           3 Months Ended
                                                           November 30,
                                                          1995      1994
                                                          ----      ----
OPERATING ACTIVITIES
  Net income                                            $  581    $1,029
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation, depletion and amortization               429       314
    Provision for doubtful accounts                         83       107
    Changes in operating assets and liabilities:
      Accounts receivable                                 (982)   (1,052)
      Inventories                                          112      (624)
      Prepaid expenses and other assets                     86      (168)
      Accounts payable and accrued expenses              1,556     1,169
      Income taxes payable                                 409       530
                                                        ------    ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES        2,274     1,305

INVESTING ACTIVITIES
  Purchases of property, plant and equipment              (387)     (908)
  Expenditures on assets related to discontinued
    operations                                              (8)       (1)
                                                        ------    ------
        NET CASH USED IN INVESTING ACTIVITIES             (395)     (909)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit and
    long-term borrowings                                    --       512
  Principal payments on revolving line of credit,
    long-term obligations and indebtedness to
    related parties                                     (1,181)      (56)
                                                        ------    ------
        NET CASH (USED IN) PROVIDED BY FINANCING
          ACTIVITIES                                    (1,181)      456
                                                        ------    ------
INCREASE IN CASH AND CASH EQUIVALENTS                      698       852

Cash and cash equivalents at beginning of year             736       627
                                                        ------    ------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD       $1,434    $1,479
                                                        ======    ======

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--INCOME TAXES

The Company calculates its income tax expense under the liability method of accounting for income taxes. Income for the first three months of fiscal 1996 reflects an estimated annualized tax rate of approximately 43%.

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

NOTE C--NOTES PAYABLE AND LONG-TERM DEBT

In fiscal 1994, the Company entered into a two year credit agreement with a bank whereby the Company may borrow a maximum of $3,000,000 under a revolving credit note. The credit agreement was amended in fiscal 1995, in which a three year term note of $1,212,000 was added. The term note requires quarterly payments of principal and interest with the final payment due in March, 1998. Covenants contained in the original loan agreement that require the maintenance of a specified ratio of total liabilities to tangible net worth, as defined, and a fixed charge flow coverage ratio, as defined, remain in effect.

NOTE D--CAPITAL STOCK

At November 30, 1995 and August 31, 1995, there were 1,000,000 shares of preferred stock, with a par value of $1 authorized. None have been issued.

At November 30, 1995 and August 31, 1995, there were 10,000,000 shares of par value $.20 common stock authorized of which 5,265,625 shares were issued. Of the shares issued, 3,464,141 were outstanding. The remainder of the issued stock is comprised of 113,696 shares of treasury stock at cost and 1,687,788 shares of treasury stock at no cost.

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

In the first quarter of fiscal 1996, the Company leased the building and the majority of the land. The initial lease term is for a period of five years with an option to extend the lease for an additional five year period. The lease also contains an option to purchase the property during the first two years of the initial lease period.

The remaining parcel of land and equipment are on the market to be sold.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Net Sales

The Company reported an 8% decrease in net sales to $12,993,000 in the first quarter of fiscal 1996 compared to net sales of $14,167,000 in the first quarter of fiscal 1995.

Fireplace Products. Net sales decreased approximately 8% in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. The sales decrease was attributed to a small decrease in the number of zero-clearance fireplaces and ventfree log sets delivered in addition to a small decrease in the average selling prices received for the products in the first quarter of fiscal 1996. Net sales were apparently influenced by the decrease in housing starts between the comparison periods. Nationwide, housing starts decreased from an annualized average of 1,494,000 in the first quarter of fiscal 1995 to an annualized average of 1,363,000 for the first two months of fiscal 1996. [Housing start data for November 1995 (the last month of Company's first quarter), was not published at the time this report was prepared.]

Face Brick Products. Net sales decreased approximately 11% in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995.
The reduction in sales was the direct result of a reduction in the quantity of brick sold in the first quarter of 1996.

Gross Profit

Fireplace Products. Gross profit decreased approximately 15% in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995.
The decrease was caused by the decrease in net sales.

Face Brick Products. Gross profit decreased approximately 21% in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995.
With fixed manufacturing costs maintaining a relatively constant level, the lower volume of product manufactured and sold did not permit favorable absorption of overhead expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $249,000 or 8% in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. Selling expenses are generally variable and decrease as sales decrease. As a percentage of sales, expenses were approximately 22% in each of the comparison quarters.

Interest Expense

Interest expense increased $75,000 in the first quarter of 1996 compared to the first quarter of 1995. The increase in expense was caused by the increase in debt outstanding during the first quarter of 1996. It should be noted that outstanding debt at November 30, 1995 was more than $1,000,000 less than the amount outstanding at August 31, 1995.

Income Taxes

Income tax expense of $438,000 for the first quarter of fiscal 1996 includes the provision for both federal and state income taxes. An estimated annualized effective tax rate of 43% was applied to pre-tax income for the first quarter of fiscal 1996.

Liquidity and Capital Resources

Net cash provided by operating activities was $2,274,00 for the first quarter of 1996 compared to $1,305,000 for the first quarter of 1995. The increased cash flow from operations in the first quarter of fiscal 1996 was due primarily to changes in working capital, principally increases in accounts payable and income taxes payable.

In May 1994, the Company entered into a two-year credit agreement with a bank whereby the Company may borrow a maximum of $3,000,000 under a revolving credit facility. The amount available under the revolving credit facility is subject to limitations based on specified percentages of the Company's eligible outstanding receivables and inventory. The outstanding principal balance may bear interest at a variable or fixed rate, at the Company's option, at the time funds are requested. Interest is payable quarterly and also at the end of the borrowing period if borrowing at a fixed rate. In fiscal 1995, the loan agreement was amended whereby a promissory term note in the amount of $1,212,000 was added with a maturity date of March 1998. The term note requires quarterly payments of principal and interest.

Working capital increased by $482,000 at November 30, 1995 compared to August 31, 1995. Although there was an increase in the amount of working capital, the current ratio remained the same at approximately
2.0 at each of the measurement dates.

Capital expenditures and capitalized lease obligations for the first three months of 1996 were $387,000 compared to $921,000 for the first three months of 1995. Expenditures include amounts for tooling, dies and repairs to existing tooling and equipment. The capital additions have been financed by cash flow from operations.

The Company anticipates that cash flow from operations together with funds available from the revolving credit facility should provide the Company with adequate funds to meet its working capital requirements as well as requirements for capital expenditures for at least the next twelve months.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended November 30, 1995 are not necessarily indicative of the results that may be expected for the year ending August 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 1995.

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

                                  TEMTEX INDUSTRIES, INC.



DATE: 1/10/96                        BY:/s/E.R.Buford
                                     ----------------------
                                     E. R. Buford
                                     President



DATE: 1/10/96                        BY:/s/R. N. Stivers
                                     ----------------------
                                     R. N. Stivers
                                     Vice President-Finance