Form 10-Q
period 1996-02-29
TEMTEX INDUSTRIES INC
filed 1996-04-12
CIK 110740

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 29, 1996    Commission File No. 0-5940

                     TEMTEX INDUSTRIES, INC.
- ------------------------------------------------------------------
     (Exact name of Registrant as specified in its Charter)

          Delaware                              75-1321869
- -------------------------------         ---------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

3010 LBJ Freeway, Suite 650, Dallas, Texas          75234
- ------------------------------------------        ----------
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

                       Yes [X]     No [ ]

The Registrant had 3,464,141 shares of common stock, par value $.20 per share, outstanding as of the close of the period covered by this report.

                 PART I.  FINANCIAL INFORMATION


                                        TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
                               Condensed Consolidated Statements of Operations (Unaudited)
                                           (In Thousands Except Share Amounts)

                                                       3 Mths. Ended                 6 Mths. Ended
                                                  2/29/96        2/28/95        2/29/96        2/28/95
                                                  -------        -------        -------        -------
Net sales                                         $   9,060      $  10,213      $  22,053      $  24,380
Cost of goods sold                                    6,723          7,548         15,640         16,864
                                                  ---------      ---------      ---------      ---------
                                                      2,337          2,665          6,413          7,516

Cost and expenses:
  Selling, general and administrative                 2,255          2,456          5,156          5,606
  Interest                                              133            111            294            197
Other expense (income)                                    8           (133)             3           (144)
                                                  ---------      ---------      ---------      ---------
                                                      2,396          2,434          5,453          5,659
                                                  ---------      ---------      ---------      ---------
   (LOSS) INCOME FROM OPERATIONS
      BEFORE INCOME TAXES                               (59)           231            960          1,857

State and federal income tax
  (benefit) expense--Note A                             (25)            85            413            682
                                                  ---------      ---------      ---------      ---------
          NET (LOSS) INCOME                       $     (34)     $     146      $     547      $   1,175
                                                  =========      =========      =========      =========

(Loss) income per common share--Note B

          NET (LOSS) INCOME                       $    (.01)     $     .04      $     .16      $     .33
                                                  =========      =========      =========      =========
Weighted average common and common
  equivalent shares outstanding                   3,464,141      3,544,357      3,493,721      3,545,681
                                                  =========      =========      =========      =========


See notes to condensed consolidated financial statements.


                                        TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                    Condensed Consolidated Balance Sheets (Unaudited)
                                          February 29, 1996 and August 31, 1995
                                                     (In Thousands)

                                                       February 29,   August 31,
                                                       1996           1995
                                                       ------------   ----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                            $   989        $   736
  Accounts receivable, less allowance for
    doubtful accounts of $655,000 at
    February 29, 1996 and $541,000 at
    August 31, 1995                                      5,271          7,011
  Inventories                                            9,981          8,773
  Prepaid expenses and other assets                        389            401
  Income taxes recoverable                                   0            443
  Deferred taxes                                           350            350
                                                       -------        -------
       TOTAL CURRENT ASSETS                             16,980         17,714

DEFERRED TAXES                                             530            530

OTHER ASSETS                                               329            366

ASSETS RELATED TO DISCONTINUED OPERATIONS
     --Note F                                              130             99

PROPERTY, PLANT AND EQUIPMENT
  Land and clay deposits                                   325            325
  Buildings and improvements                             3,496          3,496
  Machinery, equipment, furniture and fixtures          22,259         21,448
  Leasehold improvements                                   752            742
                                                       -------        -------
                                                        26,832         26,011
  Less allowances for depreciation,
    depletion and amortization                          18,375         17,505
                                                       -------        -------
                                                         8,457          8,506
                                                       -------        -------
                                                       $26,426        $27,215
                                                       =======        =======


                                                    Page 4 of 13

                                                       February 29,   August 31,
                                                       1996           1995
                                                       ------------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                        $    --        $ 2,000
  Accounts payable                                       5,485          4,144
  Accrued expenses                                       1,262          1,786
  Income taxes payable                                     202             --
  Current maturities of indebtedness
    to related parties                                       8              7
  Current maturities of long-term
    obligations--Note C                                    714            763
                                                       -------        -------
  TOTAL CURRENT LIABILITIES                              7,671          8,700

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities                                1,617          1,621

LONG-TERM OBLIGATIONS,
  less current maturities--Note C                        1,175          1,478

COMMITMENTS AND CONTINGENCIES--Note E                       --             --

STOCKHOLDERS' EQUITY--Note D
  Preferred stock - $1 par value; 1,000,000
    shares authorized, none issued                          --             --
  Common stock - $.20 par value; 10,000,000
    shares authorized, 5,265,625 shares issued             715            715
  Additional capital                                     9,225          9,225
  Retained earnings                                      6,350          5,803
                                                       -------        -------
                                                        16,290         15,743
Less:
    Treasury stock:
      At cost - 113,696 shares                             327            327
      At no cost - 1,687,788 shares                         --             --
                                                       -------        -------
                                                        15,963         15,416
                                                       -------        -------
                                                       $26,426        $27,215
                                                       =======        =======


See notes to condensed consolidated financial statements.


                                                                                                            Page 5 of 13
                                        TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
                               Condensed Consolidated Statements of Cash Flows (Unaudited)
                                                     (In Thousands)

                                                            6 Months Ended
                                                            2/29/96   2/28/95
                                                            -------   -------
OPERATING ACTIVITIES
  Net income                                                $  547    $1,175
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation, depletion and amortization                   895       638
    Gain on disposition of buildings and equipment              --       (70)
    Provision for doubtful accounts                            142        36
    Changes in operating assets and liabilities:
      Accounts receivable                                    1,598     1,684
      Inventories                                           (1,208)     (855)
      Prepaid expenses and other assets                         49      (344)
      Accounts payable and accrued expenses                    817        50
      Income taxes payable                                     645      (120)
                                                            ------    ------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                 3,485     2,194

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                  (846)   (2,383)
  Expenditures on assets related to discontinued
    operations                                                 (31)       (2)
  Proceeds from disposition of property, plant
    and equipment                                               --        70
                                                            ------    ------
   NET CASH USED IN INVESTING ACTIVITIES                      (877)   (2,315)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit and
    long-term borrowings                                        --       512
  Principal payments on revolving line of credit,
    long-term obligations and indebtedness to
    related parties                                         (2,355)     (154)
                                                            ------    ------
   NET CASH (USED IN) PROVIDED BY FINANCING
     ACTIVITIES                                             (2,355)      358
                                                            ------    ------
INCREASE IN CASH AND CASH EQUIVALENTS                          253       237

Cash and cash equivalents at beginning of year                 736       627
                                                            ------    ------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  989    $  864
                                                            ======    ======


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--INCOME TAXES

The Company calculates its income tax expense under the liability method of accounting for income taxes. Income for the first six months of fiscal 1996 reflects an estimated annualized tax rate of approximately 43%.

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

NOTE C--NOTES PAYABLE AND LONG-TERM DEBT

In fiscal 1994, the Company entered into a two year credit agreement with a bank whereby the Company may borrow a maximum of $3,000,000 under a revolving credit note. The credit agreement was amended in fiscal 1995, in which a three year term note of $1,212,000 was added. The term note requires quarterly payments of principal and interest with the final payment due in March, 1998. The agreement was amended again in fiscal 1996 whereby the ratios required by the covenants contained in the original loan agreement that require the maintenance of a specified ratio of total liabilities to tangible net worth, as defined, and a fixed charge flow coverage ratio, as defined, were revised to become less restrictive.

NOTE D--CAPITAL STOCK

At February 29, 1996 and August 31, 1995, there were 1,000,000 shares of preferred stock, with a par value of $1 authorized. None have been issued.

At February 29, 1996 and August 31, 1995, there were 10,000,000 shares of par value $.20 common stock authorized of which 5,265,625 shares were issued. Of the shares issued, 3,464,141 were outstanding. The remainder of the issued stock is comprised of 113,696 shares of treasury stock at cost and 1,687,788 shares of treasury stock at no cost.

                                                     Page 7 of 13
NOTE E--CONTINGENCIES

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

In fiscal 1996, the Company leased the building and the majority of the land. The initial lease term is for a period of five years with an option to extend the lease for an additional five year period. The lease also contains an option to purchase the property during the first two years of the initial lease period.

The remaining parcel of land and equipment are on the market to be sold.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Net Sales

The Company reported an 11% decrease in net sales to $9,060,000 in the second quarter of fiscal 1996 compared to net sales of $10,213,000 in the second quarter of fiscal 1995. For the first six months of 1996, sales of $22,053,000 were approximately 10% less than sales of $24,380,000 reported for the first six months of 1995.

Fireplace Products. Net sales decreased approximately 14% in the second quarter of fiscal 1996 compared to the second quarter of 1995. The sales decrease was attributed to an 8% decrease in the quantity of zero clearance fireplace units delivered during the quarter as well as a 4% decrease in the quantity of ventfree gas log sets delivered during the period. Between the comparative six month periods, net sales decreased approximately 10%. Deliveries of zero clearance fireplaces decreased by approximately 2% between the six month periods and deliveries of ventfree gas log sets decreased by approximately 8%. Net sales of zero clearance fireplaces apparently were not influenced by the small increase in housing starts in the current quarter compared to the second quarter of last year. Although nationwide housing starts increased approximately 3% between the comparative quarters, for the six month comparison periods, housing starts were approximately 2% less than the previous year.

Face Brick Products. Net sales increased approximately 1% in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995. A small reduction in the quantity of brick sold was offset by an increase in the overall selling price for the brick delivered. Between the comparative six month periods, net sales decreased approximately 6% as the result of a 6% decrease in the quantity of brick sold.

Gross Profit

Fireplace Products. Gross profit decreased by approximately 19% in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995. Between the comparative six month periods, gross profit decreased approximately 16%. The decrease in gross profit for both periods in fiscal 1996 was caused by the decrease in sales volume compared to the corresponding periods of fiscal 1995.

Face Brick Products. Gross profit increased approximately 13% in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995. The small increase in the selling price received for the product, combined with a reduction in the manufacturing cost, was responsible for the increase in gross profit. Between the six month periods, gross profit decreased approximately 8% mainly as a direct result of the decrease in sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $201,000 or 8% in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995. As a percentage of sales, expenses increased from approximately 24% in 1995 to 25% in 1996. Between the comparative six month periods, expenses decreased approximately $450,000 or 8%. As a percentage of sales, expenses were approximately 23% in each of the six month comparison periods.

Interest Expense

Interest expense increased $22,000 or 22% in the second quarter of 1996 compared to the second quarter of 1995. Between the comparative six month periods, interest expense increased $97,000 or 49%. The increase in expense in both the second quarter and the first six months of 1996 was caused by the increase in debt outstanding during both periods compared to those in 1995. It should be noted that outstanding debt at February 29, 1996 was more than $2,300,000 less than the amount outstanding at August 31, 1995.

Income Taxes

Income tax expense of $413,000 for the first six months of fiscal 1996 includes the provision for both federal and state income taxes. An estimated annualized effective tax rate of 43% was applied to pre-tax income for the first six months of fiscal 1996.

Liquidity and Capital Resources

Net cash provided by operating activities was $3,485,000 for the first six months of 1996 compared to $2,194,000 for the first six months of 1995. The increased cash flow from operations in 1996 was caused primarily by changes in working capital, principally the decrease in accounts receivable.

In 1994, the Company entered into a two year credit agreement with a bank whereby the Company may borrow up to $3,000,000 under a revolving credit facility. The amount available under the revolving credit facility is subject to limitations based on specified percentages of the Company's eligible outstanding receivables and inventory. The outstanding principal balance may bear interest at a variable or fixed rate, at the Company's option, at the time funds are requested. Interest is payable quarterly and also at the end of the borrowing period of borrowing at a fixed rate. In fiscal 1995, the loan agreement was amended whereby a promissory term note in the amount of $1,212,000 was added with a maturity date of March 1998. The term note requires quarterly payments of principal and interest.

Working capital increased by $295,000 at February 29, 1996 compared to August 31, 1995. The current ratio increased from 2.0 to 2.2 along with the working capital increase.

Capital expenditures and capitalized lease obligations for the first six months of 1996 were $846,000 compared to $2,396,000 for the first six months of 1995. Expenditures include amounts for tooling, dies and repairs to existing tooling and equipment. The capital additions have been financed by cash flow from operations.

The Company anticipates that cash flow from operations together with funds available from the revolving credit facility should provide the Company with adequate funds to meet its working capital requirements as well as requirements for capital expenditures for at least the next twelve months.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended February 29, 1996 are not necessarily indicative of the results that may be expected for the year ending August 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 1995.

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

                                     TEMTEX INDUSTRIES, INC.



DATE:  4/11/96                       BY:/s/E.R.Buford
                                        E. R. Buford
                                        President



DATE:  4/11/96                       BY:/s/R. N. Stivers
                                        R. N. Stivers
                                        Vice President-Finance