Form 10-Q
period 1996-05-31
TEMTEX INDUSTRIES INC
filed 1996-07-15
CIK 110740

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 31, 1996         Commission File No. 0-5940

                     TEMTEX INDUSTRIES, INC.
     ------------------------------------------------------
     (Exact name of Registrant as specified in its Charter)

           Delaware                            75-1321869
- -----------------------------      -------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification
incorporation or organization)     No.)

3010 LBJ Freeway, Suite 650, Dallas, Texas                 75234
- ------------------------------------------                 -----
(Address of principal executive offices)                 (Zip Code)

                          214/484-1845
                          ------------
       (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                      Yes   [X]      No  [  ]

The Registrant had 3,467,141 shares of common stock, par value $.20 per share, outstanding as of the close of the period covered by this report.

                 PART I.  FINANCIAL INFORMATION

            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
   Condensed Consolidated Statements of Operations (Unaudited)
               (In Thousands Except Share Amounts)

                          3 Mths. Ended        9 Mths. Ended
                             May 31,               May 31,
                           1996    1995        1996      1995
                          ------   ------     -------   -------

Net sales                 $9,660   $8,581     $31,713   $32,961
Cost of goods sold         7,538    6,772      23,178    23,636
                          ------   ------     -------   -------
                           2,122    1,809       8,535     9,325
Cost and expenses:
  Selling, general
  and administrative       2,041    2,663       7,197     8,269
  Interest                   137      140         431       337
Other income                  (8)     (15)         (5)     (159)
                          ------   ------     -------   -------
                           2,170    2,788       7,623     8,447
                          ------   ------     -------   -------
(LOSS) INCOME FROM
 OPERATIONS BEFORE
 INCOME TAXES                (48)    (979)        912       878

State and federal income
  tax (benefit)
  expense--Note A            (21)    (360)        392       322
                          ------   ------     -------   -------

    NET (LOSS) INCOME     $  (27)  $ (619)    $   520   $   556
                          ======   ======     =======   =======

(Loss) income per common
  share--Note B

   NET (LOSS) INCOME      $ (.01)   $ (.17)   $   .15   $   .16
                          ======    ======    =======   =======

Weighted average common
  and common equivalent
  shares outstanding      3,467,141 3,541,040 3,484,861 3,544,134
                          ========= ========= ========= =========

See notes to condensed consolidated financial statements.


            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
        Condensed Consolidated Balance Sheets (Unaudited)
                May 31, 1996 and August 31, 1995
                         (In Thousands)

                                        May 31,      August 31,
                                          1996          1995
                                      -----------    ---------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents           $   493        $   736
  Accounts receivable, less
  allowance for doubtful
  accounts of $498,000 at
  May 31, 1996 and $541,000 at
  August 31, 1995                       5,723          7,011
  Inventories                           9,642          8,773
  Prepaid expenses and other assets       446            401
  Income taxes recoverable                  0            443
  Deferred taxes                          350            350
                                      -------        -------

       TOTAL CURRENT ASSETS            16,654         17,714

DEFERRED TAXES                            530            530

OTHER ASSETS                              359            366

ASSETS RELATED TO DISCONTINUED
  OPERATIONS--Note F                      171             99

PROPERTY, PLANT AND EQUIPMENT
  Land and clay deposits                  325            325
  Buildings and improvements            3,496          3,496
  Machinery, equipment, furniture
    and fixtures                       22,828         21,448
  Leasehold improvements                  786            742
                                      -------        -------
                                       27,435         26,011
  Less allowances for depreciation,
    depletion and amortization         18,814         17,505
                                      -------        -------
                                        8,621          8,506
                                      -------        -------
                                      $26,335        $27,215
                                      =======        =======


                                            May 31,      August 31,
                                             1996           1995
                                         ------------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                          $ 2,299         $  2,000
  Accounts payable                         4,445            4,144
  Accrued expenses                           992            1,786
  Income taxes payable                       109               --
  Current maturities of indebtedness
    to related parties                         8                7
  Current maturities of long-term
    obligations--Note C                      266              763
                                         -------          -------

  TOTAL CURRENT LIABILITIES                8,119            8,700

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities                  1,615            1,621

LONG-TERM OBLIGATIONS,
  less current maturities--Note C            654            1,478

COMMITMENTS AND CONTINGENCIES--Note E         --               --

STOCKHOLDERS' EQUITY--Note D
  Preferred stock - $1 par value; 1,000,000
    shares authorized, none issued            --               --
  Common stock - $.20 par value;
    10,000,000 shares authorized,
    5,268,625 shares issued                  716              715
  Additional capital                       9,235            9,225
  Retained earnings                        6,323            5,803
                                         -------          -------
                                          16,274           15,743
Less:
    Treasury stock:
      At cost - 113,696 shares               327              327
      At no cost - 1,687,788 shares           --               --
                                         -------          -------
                                          15,947           15,416
                                         -------          -------

                                         $26,335          $27,215
                                         =======          =======


See notes to condensed consolidated financial statements.

            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
   Condensed Consolidated Statements of Cash Flows (Unaudited)
                         (In Thousands)

                                                   9 Months Ended
                                                       May 31,
                                                  1996       1995
                                               -------    -------
OPERATING ACTIVITIES
  Net income                                   $   520    $   556
  Adjustments to reconcile net
  income to net cash
  provided by operating activities:
  Depreciation, depletion and amortization       1,385      1,064
    Gain on disposition of buildings
    and equipment                                   (7)       (83)
    Provision for doubtful accounts                143        101
    Changes in operating assets and liabilities:
      Accounts receivable                        1,145      1,872
      Inventories                                 (869)      (695)
      Prepaid expenses and other assets            (38)       (88)
      Accounts payable and accrued expenses       (493)    (1,262)
      Income taxes payable                         552       (486)
                                               -------    -------
   NET CASH PROVIDED BY OPERATING ACTIVITIES     2,338        979

INVESTING ACTIVITIES
  Purchases of property, plant and equipment    (1,502)    (3,511)
  Expenditures on assets related to
  discontinued operations                          (72)        (2)
  Proceeds from disposition of property,
  plant and equipment                                9         89
  Proceeds from disposition of assets
  and other receipts related to
  discontinued operations                           --          6
                                               -------    -------
   NET CASH USED IN INVESTING ACTIVITIES        (1,565)    (3,418)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit and
    long-term borrowings                          2,299     2,456
  Principal payments on revolving line of
  credit, long-term obligations and
  indebtedness to related parties                (3,326)     (258)
  Proceeds from issuance of common stock             11         3
                                                -------   -------
   NET CASH (USED IN) PROVIDED BY FINANCING
     ACTIVITIES                                  (1,016)    2,201
                                                -------   -------
DECREASE IN CASH AND CASH EQUIVALENTS              (243)     (238)

Cash and cash equivalents at beginning of year      736       627
                                                -------   -------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD    $   493   $   389
                                                =======   =======


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--INCOME TAXES

The Company calculates its income tax expense under the liability method of accounting for income taxes. Income for the first nine months of fiscal 1996 reflects an estimated annualized tax rate of approximately 43%.

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

NOTE C--NOTES PAYABLE AND LONG-TERM DEBT

In May 1996, a two year credit agreement with a bank to provide the Company with a maximum of $3,000,000 under a revolving credit facility expired, as scheduled. At that time, the Company repaid both the balance outstanding and accrued interest thereon. Also, a promissory term note that had been added to the revolving credit note was repaid at the same time even though final payment was not previously scheduled to be made until March 1998.

In May 1996, the Company entered into a two year credit agreement with a bank whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. At the option of the Company, borrowings under the note may bear interest at the lending bank's prime commercial interest rate or at the London Interbank Offered Rate ("LIBOR") plus 1.25 percentage points. Interest is payable on a monthly basis. The loan agreement contains covenants that require the maintenance of a specified ratio of quick assets to current liabilities, as defined, and a specified ratio of total liabilities to tangible net worth, as defined, both ratios to be measured on a quarterly basis beginning August 31, 1996. As of May 31, 1996, $2,299,000 was outstanding under the revolving credit note.

NOTE D--CAPITAL STOCK

At May 31, 1996 and August 31, 1995, there were 1,000,000 shares of preferred stock, with a par value of $1 authorized. None have been issued.

At May 31, 1996 and August 31, 1995, there were 10,000,000 shares of par value $.20 common stock authorized of which 5,268,625 shares were issued. Of the shares issued, 3,467,141 were outstanding.
The remainder of the issued stock is comprised of 113,696 shares of treasury stock at cost and 1,687,788 shares of treasury stock at no cost.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Net Sales

The Company reported an 13% increase in net sales to $9,660,000 in the third quarter of fiscal 1996 compared to net sales of $8,581,000 in the third quarter of fiscal 1995. For the first nine months of 1996, net sales of $31,713,000 were approximately 4% less than net sales of $32,961,000 reported for the first nine months of 1995.

Fireplace Products. Net sales increased approximately 10% in the third quarter of fiscal 1996 compared to the third quarter of 1995.

The sales increase was attributed to a 14% increase in the quantity of zero clearance fireplace units delivered during the quarter. Between the comparative nine month periods, net sales decreased approximately 5%. Although deliveries of both zero clearance fireplace units and ventfree gas log sets were slightly greater in the most recent nine months, the average unit sales prices received for the products were less than those received in the prior year which caused the overall decrease in net sales. Net sales of fireplace units were apparently favorably influenced by the increase in housing starts in the current quarter compared to the third quarter of last year. The increase in nationwide housing starts was approximately 16% between the comparative quarters but only approximately 4% between the nine month comparison periods.

Face Brick Products. Net sales increased approximately 21% in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995. An increase in the quantity of brick shipped accounted for the major portion of the sales increase. Between the comparative nine month periods, net sales increased approximately 3%. The increase was caused by an increase in the quantity of brick delivered in addition to a small increase in the price received for the brick.

Gross Profit

Fireplace Products. Gross profit increased by approximately 17% in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995. Between the comparative nine month periods, gross profit decreased approximately 11%. The change in the sales volume in each of the current periods caused a corresponding change in the gross profit recorded in each period of the current year.

Face Brick Products. Gross profit increased approximately 18% in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995. Between the nine month periods, gross profit increased approximately 1%. The increases in both periods were a direct result of the increases in sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $622,000 or 23% in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995. As a percentage of sales, expenses decreased from approximately 31% in 1995 to 21% in 1996. Selling expenses in fiscal 1995 included greater than normal amounts for advertising, promotions, displays and trade shows to promote the Company's various gas fireplace products. Between the comparative nine month periods, expenses decreased approximately $1,072,000 or 13%. As a percentage of sales, expenses decreased from 25% in 1995 to 23% in 1996.

Interest Expense

Interest expense was approximately the same in the third quarter of fiscal 1996 as the third quarter of fiscal 1995. Between the comparative nine month periods, interest expense increased $94,000 or 28%. The increase in expense was caused by the increase in debt outstanding during the most recent nine months.

Income Taxes

Income tax expense of $392,000 for the first nine months of fiscal 1996 includes the provision for both federal and state income taxes. An estimated annualized effective tax rate of 43% was applied to pre-tax income for the first nine months of fiscal 1996.

Liquidity and Capital Resources

Net cash provided by operating activities was $2,338,000 for the first nine months of 1996 compared to $979,000 for the first nine months of 1995. The increase in 1996 was caused primarily by changes in working capital, principally the decrease in accounts receivable.

In May 1996, a two year credit agreement with a bank expired, as scheduled. The Company repaid both the balance outstanding and interest that was due at the time of expiration. The Company entered into a two year credit agreement with another bank whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. At the option of the Company, borrowings under the note may bear interest at a variable or fixed rate. Interest is payable on a monthly basis.

Working capital decreased by $479,000 at May 31, 1996 compared to August 31, 1995. The current ratio remained at approximately 2.0.

Capital expenditures and capitalized lease obligations for the first nine months of 1996 were $1,502,000 compared to $3,511,000 for the first nine months of 1995. Expenditures include amounts for tooling, dies and repairs to existing tooling and equipment. The capital additions have been financed by cash flow from operations.

The Company anticipates that cash flow from operations together with funds available from the revolving credit facility should provide the Company with adequate funds to meet its working capital requirements as well as requirements for capital expenditures for at least the next twelve months.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended May 31, 1996 are not necessarily indicative of the results that may be expected for the year ending August 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 1995.

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

          TEMTEX INDUSTRIES, INC.



DATE:   7/11/96                      BY:/s/E.R.Buford
     --------------                     ----------------------
                                        E. R. Buford
                                        President



DATE:   7/11/96                      BY:/s/R. N. Stivers
     --------------                     ----------------------
                                        R. N. Stivers
                                        Vice President-Finance


                        INDEX TO EXHIBITS

Exhibit
Number         Description of Document
- -------        -----------------------

27.1           Financial Data Schedule