Form 10-K
period 1996-08-31
TEMTEX INDUSTRIES INC
filed 1996-11-26
CIK 110740

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED: AUGUST 31, 1996

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


COMMISSION FILE NUMBER 0-5940

                           TEMTEX INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                                  75-1321869
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

5400 LBJ FREEWAY, SUITE 1375, DALLAS, TEXAS              75240
(Address of principal executive offices)                Zip Code

        Company's telephone number, including area code: 972/726-7175

         Securities Registered Pursuant to Section 12(b) of the act:

                                    NONE

         Securities Registered Pursuant to Section 12(g) of the act:

                   COMMON STOCK, PAR VALUE $0.20 PER SHARE
                              (Title of Class)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X   NO
                                                    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

As of November 13, 1996, the aggregate market value of the voting stock held by nonaffiliates of Temtex Industries, Inc. was $7,268,628.

As of August 31, 1996 there were 3,467,141 shares of common stock, par value $0.20 per share, of Temtex Industries, Inc. outstanding.

                                PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

The Company is a major producer of metal fireplace products (woodburning and gas) and face brick products used in the residential and commercial building markets. The Company manufactures woodburning metal fireplaces as well as those utilizing natural gas and liquified petroleum products. The Company in 1992, introduced its Temco American Dream-TM- ventfree gas log product line. The ventfree fireplace units provide heat from glowing artificial logs without the use of a vent, flue or similar device. The Company also manufactures and markets a line of face brick products in varying styles, textures, sizes and colors. The Company was organized in 1969 under the name Monnfield Industries, Inc. and in 1971 changed its name to Temtex Industries, Inc. In August 1971, the Company merged with Texas Clay Industries, Inc., thereby acquiring several businesses, including its face brick business.

NARRATIVE DESCRIPTION OF BUSINESS

FIREPLACE PRODUCTS

Through its wholly owned subsidiary, Temco Fireplace Products, Inc. ("TFPI"), formerly Temtex Products, Inc., the Company manufactures and distributes zero clearance metal fireplace units and gas fireplace equipment. For the fiscal year ended August 31, 1996, the Company had aggregate sales of fireplace products of approximately $33.1 million.

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

VENTFREE GAS LOGS AND VENTFREE FIREPLACES. During fiscal 1992, the Company introduced its American Dream-TM- ventfree gas log and a related ventfree fireplace unit. The American Dream-TM- ventfree gas log is a simulated wood log and burner set assembly utilizing a patented design licensed to the Company. This design permits the burning of natural gas or liquefied petroleum products, such as propane, to provide heat without the necessity of venting carbon monoxide from the combustion area. The simulated wood logs utilized in the American Dream-TM- ventfree gas log set are made of a soft ceramic material to resemble wood logs and the embers produced by the burning of wood logs. As the soft ceramic material is heated by the burner set, it radiates heat and produces a red glow resembling that produced by wood logs in a masonry fireplace. The Company also markets its ventfree gas logs as the Firetech 2000-Registered Trademark- ventfree gas log, depending upon the customer. Unlike vented fireplaces, which must be located where outside venting can be effected, the Company's ventfree gas logs may be placed in any location where a heat source is desired, including existing fireplaces. Existing fireplaces can be modified to accommodate the use of the Company's ventfree gas logs at a nominal cost.

The Company markets ventfree gas log products, which consists of several different sizes of ventfree gas log sets and ventfree gas heaters and fireplace units. The current fireplace products are marketed under either the American Dream-TM- ventfree name or the Firetech 2000-Registered Trademark- ventfree name, depending upon the customer. Sales of the combined ventfree gas log and fireplace unit have been primarily to new home contractors, while significant quantities of the ventfree gas log sets not associated with a zero clearance fireplace unit have been sold to independent distributors and contractors serving the remodeling and retrofit markets.

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

Although the Company ships its fireplace products nationwide, its sales tend to be somewhat concentrated in the states where housing construction is active. Because the Company typically produces its products to meet specific orders by contractors, large distributors or retailers, it does not maintain material amounts of inventories in excess of anticipated short-term demand. The raw materials for the Company's fireplace products are readily available from a variety of sources. During fiscal ended August 31, 1996, no single customer for fireplace products accounted for more than 10% of the Company's consolidated sales during such period. A material portion of the Company's fireplace products are currently being sold to several of the nation's largest home center retailers.

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

FACE BRICK PRODUCTS

The Company manufactures a broad line of face brick in a variety of styles, textures, sizes and colors. The Company's face brick products are manufactured in Malakoff, Texas (approximately 75 miles southeast of Dallas, Texas), through its Texas Clay Division. For the fiscal year ended August 31, 1996, the Company had sales of face brick products of approximately $8.9 million.

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

MARKETING AND DISTRIBUTION. The face brick products manufactured by the Company are distributed primarily in Texas and adjacent states to commercial and residential contractors, architects and interior and commercial decorators. The Company markets its face brick products primarily through independent distributors. In addition, the Company currently employs one full-time salesperson. Sales made to the residential market generally produce higher profit margins than sales made to the commercial markets. During the fiscal year ended August 31, 1996, no single face brick customer accounted for more than 10% of the Company's consolidated net sales during such period.

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

PATENTS AND TRADEMARKS

The Company does not own any material patents, but does own a variety of trademarks and trade names. The consumer products manufactured by the Company are sold primarily under the trademark or trade names of Temco-Registered Trademark-, Amberlight-Registered Trademark-, Temco American Dream-TM-, Firetech 2000-Registered Trademark- and Masterworks 280-Registered Trademark- direct vent fireplace. The Company believes that its trademarks and trade names as a whole have significant value. However, the Company does not consider any one or group of its trademarks or trade names or any licenses granted to or by it to be material to its business as a whole, except for the patent license (the "Patent License") relating to its ventfree fireplace products and direct vent fireplaces.

The original Patent License provided for an initial term of four years, commencing April 1, 1992 and expiring on March 31, 1996, subject to termination in the event of default by the Company. The Company exercised its option to extend the initial term of the Patent License for an additional four year term, expiring on March 31, 2000. During fiscal 1995, the Patent License was extended again for an additional two year term, expiring on March 31, 2002.

BACKLOG

The table set forth below gives certain information with respect to the approximate backlog of the Company by business segment.

                                FACE           FIREPLACE
                           BRICK PRODUCTS      PRODUCTS      TOTAL
                           --------------      ---------    ------
                                          (IN THOUSANDS)
Balance at
 8/31/95                       $1,453           $2,034      $3,487

Balance at
 8/31/96                       $1,626           $2,256      $3,882

As of August 31, 1996, the amount of backlog of orders shown above is believed to be firm and the orders are expected to be filled during 1997. The Company does not consider backlog amounts to be significant due to the nature of the customer's order patterns.

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

EMPLOYEES

As of August 31, 1996, the Company employed approximately 628 persons (including employees of wholly-owned subsidiaries) of whom approximately 130 were salaried and 498 were hourly employees.

ITEM 2.  PROPERTIES

CORPORATE OFFICE

The executive offices of the Company are located at 5400 LBJ Freeway, Suite 1375, Dallas, Texas 75240. Such offices consist of a small office suite which is leased under a five year lease expiring on September 30, 2001. The current monthly rental is $5,185.

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

The Company's Manchester facility contains approximately 127,000 square feet and includes a main building of metal construction and three adjacent smaller buildings, generally of metal construction. The Manchester facility is leased by the Company from HUTCO, a California partnership of which Mr. James E. Upfield (Chairman of the Board of the Company) and a former director of the Company are the general partners. The original lease provided for a twenty-five year term, expiring in 2014 with a monthly rental of $13,020, subject to certain scheduled rental escalations based upon increases in the consumer price index. During fiscal 1994, the Company entered into a new lease agreement with HUTCO whereby HUTCO expanded the Manchester facility by 30,000 square feet to a total of approximately 157,000 square feet. The monthly rental beginning January, 1995 increased to $21,500 and is subject to certain scheduled rent escalations based upon increases in the consumer price index. The new lease provides for a twenty-five year term, expiring in 2020. In the opinion of the management of the Company, the leases from HUTCO were consummated on terms and conditions as favorable to the Company as terms and conditions obtainable from non-affiliated parties.

The Company's manufacturing facility in Perris is located on ten acres of land and contains approximately 78,000 square feet. The facility is leased by the Company from a former director of the Company under a long-term lease originally expiring in 1999. During fiscal 1995, the Company exercised a ten year option extending the lease through September 30, 2008. The monthly rental rate remains the same at $6,368. In the opinion of the management of the Company, the Perris lease was consummated on terms and conditions as favorable to the Company as terms and conditions obtainable from non-affiliated parties.

The Company's Mexicali, Mexico facility contains approximately 13,000 square feet. The lease for this facility commenced on August 1, 1993, provides for monthly rental of $3,410 (U.S.) and expires in July 1998. During the 1994 fiscal year, the Company entered into a second lease for an additional 7,250 square feet with a monthly rental of $2,100 (U.S.) and this lease also expires in July 1998. This facility manufactures fireplace component parts for use by the Company's Manchester and Perris plants.

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

                                     PRICE (1)
                                  --------------
                                   HIGH     LOW
                                   ----     ---
               FISCAL 1995
               First Quarter      $12.13   $9.50
               Second Quarter      10.38    7.75
               Third Quarter        8.50    6.00
               Fourth Quarter       6.41    4.13

               FISCAL 1996
               First Quarter      $ 4.75   $3.63
               Second Quarter       5.25    3.38
               Third Quarter        5.00    3.50
               Fourth Quarter       4.50    2.94

(1) The prices shown represent quotations between dealers and do not include mark-ups, mark-downs or commissions, and may not represent actual transactions.

The number of shareholders of record and beneficial shareholders of the Company as of November 13, 1996 was approximately 1,570. The only stock of the Company outstanding is Common Stock par value $0.20 per share.

No cash dividends were declared or paid during fiscal 1995 or 1996. The Company currently intends to reinvest its earnings for use in its business and to finance future growth. Accordingly, the Company does not anticipate paying dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                           YEARS ENDED AUGUST 31,
                                                --------------------------------------------------------------
                                                     1996         1995        1994         1993          1992
                                                     ----         ----        ----         ----          ----
                                                                   (in thousands, except share amounts)
SELECTED STATEMENT OF OPERATIONS DATA:
  Net Sales
   Fireplace products ......................... $   33,110   $   34,504   $   35,324   $   26,371   $   19,708
   Face brick products ........................      8,862        8,400        8,611        7,736        6,698
                                                ----------   ----------   ----------   ----------   ----------
      Total net sales .........................     41,972       42,904       43,935       34,107       26,406
  Cost of goods sold ..........................     30,977       30,962       29,391       23,657       19,913
                                                ----------   ----------   ----------   ----------   ----------
  Gross profit ................................     10,995       11,942       14,544       10,450        6,493
  Selling, general and administrative
    expenses ..................................      9,548       10,782       10,291        7,735        5,875
  Interest expense ............................        583          424          526          903          985
  Other income ................................         (2)        (122)         (71)         (45)        (256)
                                                ----------   ----------   ----------   ----------   ----------
  Income (loss) from continuing operations
    before income taxes .......................        866          858        3,798        1,857         (111)
  Income tax expense (benefit) ................        324          369         (280)         713           28
                                                ----------   ----------   ----------   ----------   ----------
  Income (loss) from continuing operations
    before extraordinary item .................        542          489        4,078        1,144         (139)
  Loss from discontinued operations,
    less applicable federal taxes .............         --           --           --          (87)        (226)
  Extraordinary gain from utilization of
    operating loss carryforward ...............         --           --           --          530           --
                                                ----------   ----------   ----------   ----------   ----------
  Net income (loss) ........................... $      542   $      489   $    4,078   $    1,587   $     (365)
                                                ----------   ----------   ----------   ----------   ----------
                                                ----------   ----------   ----------   ----------   ----------

  Income (loss) per common share:
    Income (loss) from continuing operations,
      before extraordinary item ............... $      .16   $      .14   $     1.25   $      .45   $     (.06)
    Loss from discontinued operations .........         --           --           --         (.03)        (.09)
    Extraordinary item ........................         --           --           --          .21           --
                                                ----------   ----------   ----------   ----------   ----------
    Net income (loss) per common share ........ $      .16   $      .14   $     1.25   $      .63   $     (.15)
                                                ----------   ----------   ----------   ----------   ----------
                                                ----------   ----------   ----------   ----------   ----------
  Weighted average common and common
    equivalent shares outstanding .............  3,491,131    3,502,887    3,272,568    2,520,189    2,456,641
                                                ----------   ----------   ----------   ----------   ----------
                                                ----------   ----------   ----------   ----------   ----------

CASH DIVIDENDS DECLARED PER COMMON SHARE....... $       --   $       --   $       --   $       --   $       --
                                                ----------   ----------   ----------   ----------   ----------
                                                ----------   ----------   ----------   ----------   ----------

                                                                               AUGUST 31,
                                                -------------------------------------------------------------
                                                     1996         1995        1994         1993          1992
                                                     ----         ----        ----         ----          ----
SELECTED BALANCE SHEET DATA:

  Working capital ............................. $    8,329   $    9,014   $   10,189   $    1,582   $      766
  Total assets (1) ............................     27,808       27,116       23,643       16,903       13,482
  Short-term debt (2) .........................      3,343        2,770          595        4,969        4,530
  Long-term debt, excluding current
    maturities (3) ............................      2,218        3,099        1,346        2,166        2,687
  Stockholders' equity ........................     15,970       15,416       14,916        4,309        2,722


------------------------
(1)  Excludes assets related to discontinued operations.
(2) Includes amounts borrowed under a revolving credit agreement and debt payable within one year, including capitalized lease obligations to related parties.
(3)  Includes capitalized lease obligations to related parties.

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

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

NET SALES

FIREPLACE PRODUCTS. Net sales decreased $1.4 million or 4% in fiscal 1996 compared with fiscal 1995. Although the Company shipped a greater quantity of fireplaces and ventfree gas log sets in 1996 compared with 1995, the average price received for each unit was less in 1996 than in 1995. Competition within the industry, especially for ventfree gas products, had a negative impact on net sales in 1996.

FACE BRICK PRODUCTS. Net sales increased $0.5 millon or 6% in fiscal 1996 compared with fiscal 1995. An increase in the quantity of face brick shipped in 1996 along with a small increase in the selling price which the Company received for its product, were responsible for the overall increase in net sales.

GROSS PROFIT

FIREPLACE PRODUCTS. Gross profit decreased approximately 11% in fiscal 1996 compared with fiscal 1995. A portion of the decrease is attributable to the decrease in sales. The reduction in the average unit sales price received for the product also contributed to the lower gross profit recorded in 1996.

FACE BRICK PRODUCTS. Gross profit increased approximately 3% in fiscal 1996 compared with fiscal 1995. The increase was a direct result of the increase in net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses decreased 15% in fiscal 1996 compared with fiscal 1995. As a percentage of sales, the decrease was 2% between the two years. The decrease was mainly due to a decrease in advertising expenses. Advertising expenses in fiscal 1995 were greater than usual due to the introduction of several new gas fireplace and gas log products.

General and administrative expenses decreased approximately 6% in fiscal 1996 compared with fiscal 1995. As a percentage of sales, the decrease was less than 1%.

INTEREST EXPENSE

Interest expense increased $159,000 or 38% in fiscal 1996 compared with fiscal 1995. The increase in interest expense was the direct result of the increase in the average indebtedness of the Company in 1996.

OTHER INCOME

Other income for both fiscal 1996 and 1995 includes small amounts from various sources.

INCOME TAXES

Income tax expense, both current and deferred, decreased from $369,000 in fiscal 1995 to $324,000 in fiscal 1996. In fiscal 1996, income tax expense consisted of $154,000 in federal, $146,000 in state and $24,000 in foreign income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2,161,000, $1,358,000 and $341,000 in fiscal 1996, 1995 and 1994, respectively. Although there was an increase in cash provided by operations in fiscal 1996, working capital decreased by $685,000 mainly due to an increase in notes payable. In fiscal 1995, working capital decreased by $1,175,000 mainly due to a decrease in accounts receivable and an increase in notes payable and current maturities of long term obligations.

Capital expenditures and capitalized lease obligations for fireplace and face brick products totalled $2,057,000 ($1,722,000 for fireplace products and $335,000 for face brick products), $5,294,000 ($4,030,000 for fireplace products and $1,264,000 for face brick products) and $1,997,000 ($1,561,000 for fireplace products and $436,000 for face brick products) in fiscal 1996, 1995 and 1994, respectively. The majority of expenditures in each of the years was for tooling, replacement items and major repairs to manufacturing equipment. In fiscal 1995, equipment was purchased for the Tennessee location which was expanded to increase its fireplace manufacturing capacity. The Company entered into a new lease agreement for the Tennessee facility at that time in consideration of the expansion which was financed by the partnership which owns the facility. In fiscal 1995, the Company also exercised its option to extend its lease of the fireplace manufacturing facility in California. Also, in fiscal 1995, expenditures for face brick products included an amount for approximately 80 acres of land believed to contain an estimated 400,000 cubic feet of clay. Construction of a replacement office building at the face brick products manufacturing facility was completed early in fiscal 1995.

In May 1996, the Company entered into a two year credit agreement with a bank whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. The outstanding principal balance may bear interest at a variable or fixed rate, at the Company's option, at the time funds are requested. Interest is payable on a monthly basis and also at the end of the borrowing period if borrowing at a fixed rate. The revolving credit facility had an outstanding balance of $3,099,000 at August 31, 1996. The credit facility requires the Company to maintain certain minimum financial ratios. The Company was in compliance with all debt covenants at August 31, 1996.

Advances from the new revolving credit facility were used to repay the principal balance outstanding and accrued interest on a two year revolving credit note that expired, as scheduled, in May 1996. In addition, a promissory term note that had been added to the expiring revolving credit note, was repaid at the same time. The term note was scheduled for repayment in March 1998.

In fiscal 1996, borrowings under the revolving credit agreement combined with cash on hand, were used to purchase various items of tooling and manufacturing equipment.

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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     (A) DIRECTORS OF THE COMPANY

The names of the directors and nominees for the office of director and information about them, as furnished by the directors and nominees themselves, are set forth below:

                                 First       Positions and Offices with Company,
                                Became a     Business Experience During Past
    Name                Age   Director in    Five Years and Other Directorships
----------------        ---   -----------    -----------------------------------
James E. Upfield        76        1969       Chairman of the Board of the
                                             Company for more than the past five
                                             years; also Chairman of the Board
                                             of Temco Fireplace Products, Inc.,
                                             a wholly-owned subsidiary of the
                                             Company; serves as a director of
                                             Magnum  Petroleum, Inc. (formerly
                                             Hunter Resources, Inc.) which is
                                             engaged in the sale of oil, gas and
                                             oilfield services.

E. R. Buford            61        1973       President of the Company for more
                                             than five years and was elected
                                             Chief Executive Officer of the
                                             Company in February, 1986;
                                             President and a director of Temco
                                             Fireplace Products, Inc., a wholly-
                                             owned subsidiary of the Company,
                                             for more than the past five years.

Joseph V. Mariner, Jr.  76        1979       Retired as Chairman and Chief
                                             Executive Officer of Hydro-Metals,
                                             Inc., when it was acquired by
                                             Wallace Murray Corporation, a
                                             manufacturer of plumbing ware and
                                             cutting tools; serves as a director
                                             of Peerless Mfg. Co., a
                                             manufacturer of separators and
                                             filters used for removing liquids
                                             and solids from gases and air; the
                                             Dyson-Kissner-Moran Corporation, a
                                             New York based privately owned
                                             investment company; Kearney
                                             National, Inc., a manufacturer of
                                             electrical power distribution
                                             products; El Chico Restaurants,
                                             Inc., a Mexican restaurant chain;
                                             Renters Choice, Inc., operates
                                             Rent-To-Own Stores; and Industrial
                                             Flexible Materials, Inc., a
                                             manufacturer of crumbs rubber from
                                             recycled tires.

Larry J. Parsons        67        1989       Retired in 1988 as partner of Ernst
                                             & Whinney (now known as Ernst &
                                             Young LLP), an international public
                                             accounting firm.  Mr. Parsons was a
                                             partner for more than five years
                                             before his retirement and holds no
                                             other directorships.

Scott K. Upfield        37        1992       President, Treasurer and a director
                                             of Insurance Technologies
                                             Corporation, a company principally
                                             engaged in developing and marketing
                                             software to the insurance industry
                                             for more than the past five years.

Richard W. Griner       58        1995       Director, President and Chief
                                             Operating Officer of The Hart
                                             Group, a privately owned company
                                             which supplies managerial services
                                             to privately owned Rmax, Inc., a
                                             manufacturer and distributor of
                                             insulation wall board for more than
                                             the past five years; director and
                                             President of HC Industries, Inc.
                                             and of HC Industries NV., Inc.,
                                             subsidiaries of Rmax; and director
                                             of Axon, Inc., a multifaceted
                                             contracting and service company.
                                             Mr. Griner is also a director and
                                             President of Rmax.

Each of the above named nominees is a member of the present Board of Directors and was elected to such office at the Annual Meeting of Stockholders held March 6, 1996. There are no family relationships among any of the directors or among any of the directors and any officers of the Company except Messrs. James E. Upfield and Scott K. Upfield who are father and son.

     (B) EXECUTIVE OFFICERS OF THE COMPANY

      Name           Age          Offices with Company
----------------     ---     -------------------------------------------------
James E. Upfield     76      Chairman of the Board and a director

E. R. Buford         61      President, Chief Executive Officer and a director

R. N. Stivers        60      Vice President-Finance, Secretary, Treasurer, Chief
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

                          SUMMARY COMPENSATION TABLE
                          --------------------------

                                                                     Long Term Compensation
                                                          ------------------------------------------
                      Annual Compensation                           Awards               Payouts
                  ---------------------------             -----------------------   ----------------
                                               Other                   Securities             All
                                               Annual     Restricted   Underlying   LTIP     Other
Name and                                       Compen-       Stock      Options/    Pay-     Compen-
Principal         Fiscal    Salary     Bonus   sation        Awards       SARs      outs     sation
Position           Year      ($)        ($)      ($)          ($)         (#)        ($)      ($)
----------------------------------------------------------------------------------------------------
E.R.Buford         1994    195,000    150,000    N/A          -0-         -0-        -0-      N/A
Chief              1995    205,300       -0-     N/A          -0-         -0-        -0-      N/A
Executive          1996    213,500       -0-     N/A          -0-         -0-        -0-      N/A
Officer and
President
----------------------------------------------------------------------------------------------------
J. E. Upfield      1994    145,000     25,000    N/A          -0-         -0-        -0-      N/A
Chairman of        1995    150,000       -0-     N/A          -0-         -0-        -0-      N/A
the Board          1996    150,000       -0-     N/A          -0-         -0-        -0-      N/A
----------------------------------------------------------------------------------------------------
R. N. Stivers      1994    102,500     30,000    N/A          -0-         -0-        -0-      N/A
Chief Financial    1995    107,800       -0-     N/A          -0-         -0-        -0-      N/A
Officer/Vice       1996    112,000       -0-     N/A          -0-         -0-        -0-      N/A
President-Finance
----------------------------------------------------------------------------------------------------

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

SELECT MANAGEMENT EMPLOYEE SECURITY PLAN

Except for the Company's Select Management Employee Security Plan, the Company does not have any plans that could be deemed long-term incentive plans or defined benefit or actuarial plans under which benefits are determined primarily by reference to final compensation. The Select Management Employee Security Plan (the "Security Plan") provides certain death and retirement benefits to key employees of the Company. During the fiscal year ended August 31, 1996, ten (10) employees were participating in the Security Plan (including the three named executive officers in the Summary Compensation Table above). The Company's Compensation Committee has discretion to select additional employees (not more frequently than annually) to participate in the Security Plan.

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

OPTION GRANTS DURING 1996 FISCAL YEAR

There were no stock options granted to the Company's executive officers named in the summary compensation table during fiscal year 1996.

--------------------------------------------------------------------------------

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

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
               ---------------------------------------------------
                           AND FY-END OPTION/SAR VALUES
                           ----------------------------

                                                                Value of
                                          Number of Securities  Unexercised In-
                                          Underlying            the-Money
                                          Unexercised           Options/SARs at
                                          Options/SARs at FY-   FY-End ($)
                                          End (#)
             Shares
             Acquired on  Value Realized  Exercisable/          Exercisable/
Name         Exercise (#)      ($)        Unexercisable         Unexercisable
--------------------------------------------------------------------------------
E. R. Buford     -0-           -0-        Exercisable 50,000    $122,000
                                          Exercisable 5,000          -0- (1)
                                          Unexercisable 15,000       -0- (1)

J. E. Upfield    -0-           -0-                -0-                -0-

R. N. Stivers    -0-           -0-        Exercisable 10,000    $ 24,400
                                          Exercisable 2,500          -0- (1)
                                          Unexercisable 7,500        -0- (1)

(1)  The Company's stock price at August 31, 1996 was below the option price.
--------------------------------------------------------------------------------

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

The following table shows stock options granted and presently exercisable to outside directors from May 23, 1990 to August 31, 1996:


                             Options
                           Granted and              Value of Unexercised
                            Presently     Option    In-The-Money Options
  Name of Director         Exercisable    Price     At Fiscal Year End
----------------------     -----------    ------    --------------------

Joseph V. Mariner, Jr.        2,500        $2.00           $4,075
                              2,500        $1.44            5,475
                              -----                        ------
                              5,000                        $9,550
                              -----                        ------
                              -----                        ------
Larry J. Parsons              2,500        $2.00           $4,075
                              2,500        $1.44            5,475
                              -----                        ------
                              5,000                        $9,550
                              -----                        ------
                              -----                        ------
Scott K. Upfield              2,500        $1.44           $5,475
                              -----                        ------
                              -----                        ------
Richard W. Griner             2,500        $4.81           $  -0- (1)
                              -----
                              -----

(1)  The Company's stock price at August 31, 1996 was below the option price.

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

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors consists of Mr. Mariner (Chairman), Mr. Parsons, Mr. James E. Upfield, Mr. Scott K. Upfield and Mr. Richard W. Griner. The Compensation Committee's primary function is to review the compensation awarded to the executive officers of the Company.

In determining executive compensation, the Compensation Committee reviews the performance of the specific executive, the operating performance of the Company, the compensation of executives of companies which are comparable to the Company and the performance of the Company's Common Stock. Particular emphasis is given to the operating results of the Company. The Company's Compensation Committee has access to, and review reports of, independent financial consultants who assimilate and evaluate the compensation of executive officers employed by companies which are generally comparable to the Company. The cumulative weight of all such factors is then generally considered to determine whether or not a particular executive should receive an increase in compensation, an incentive bonus under the Company's Executive Bonus Plan, a stock option or stock grant under the Company's Stock Option Plan for Key Employees, or any other compensation benefits. Mr. E. R. Buford (the Chief Executive Officer of the Company) and Mr. Roger Stivers entered into employment agreements with the Company which fixed their annual salaries at certain minimum levels $201,300 per annum for Mr. Buford and $105,000 per annum for Mr. Stivers).

The Compensation Committee believes that in order for the Company to succeed, it must attract and retain qualified executives who can not only perform satisfactorily on an individual basis but who can also retain and manage a quality staff or other executive officers and key employees. Thus, in addition to applying the criteria generally applicable to all executive officers, in determining the compensation of the chief executive officer the Compensation Committee may also be influenced to a significant extent by the overall performance of the company's other executives and key employees. After a review of all such factors and a report of independent financial consultants dated February 5, 1996, which opined that a base salary of $220,000 and total cash compensation of $295,000 for the Chief Executive Officer would be "competitive", the Compensation Committee recommended that the Chief Executive Officer's base salary be increased to $216,320 per annum but did not recommend that any bonus be paid for fiscal 1996.

                        Mr. Joseph V. Mariner, Jr.
                        Mr. James E. Upfield
                        Mr. Scott K. Upfield
                        Mr. Larry J. Parsons
                        Mr. Richard W. Griner

PERFORMANCE GRAPH

The following table compares the performance of the Company's Common Stock with certain comparable indices:


                                  [GRAPH]

                                         1991       1992       1993       1994       1995       1996
                                       ---------  ---------  ---------  ---------  ---------  ---------
TEMTEX INDUSTRIES, INC. .............  $  100.00  $  125.00  $  888.00  $1,075.00  $  469.00  $  363.00
Dow Jones Industrial ................  $3,517.79  $3,877.63  $4,475.10  $4,928.00  $5,965.04  $7,434.82
Dow Jones Furnishings & Appliances...  $  280.08  $  301.58  $  490.28  $  449.74  $  457.28  $  528.50

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a) The Company knows of no person owning beneficially more than 5% of the Company's Common Stock, except for the following person who owned, as of November 13, 1996, the number of shares of Common Stock of the Company set forth opposite his name in the table below:

                                                        Amount and Nature
Title of              Name and Address                    of Beneficial      Percent
 Class               of Beneficial Owner                  Ownership (1)      of Class
-------------------------------------------------------------------------------------
Common Stock          James E. Upfield                     1,062,850 (2)      30.7%
                      5400 LBJ Freeway
                      Suite 1375
                      Dallas, Texas 75240


Common Stock          Dimensional Fund Advisors, Inc.        186,000           5.4%
                      1299 Ocean Avenue
                      11th Floor
                      Santa Monica, California 90401

------------------
(1) The nature of the beneficial ownership of the shares is sole voting and investment power unless indicated otherwise.

(2) Includes 24,750 shares of Common Stock held of record by HUTCO, a partnership comprised of Mr. Upfield and a former director of the Company. Mr. James E. Upfield has shared voting and investment power with respect to such shares of Common Stock.

     (b) The following table sets forth the beneficial ownership (as defined by the rules of the Securities and Exchange Commission) of Common Stock of the Company by the incumbent directors, nominees for director and all directors and officers as a group, together with the percentage of the outstanding shares which such ownership represents. Information is stated as of November 13, 1996.

                                                    Amount and
Title of            Name or Identity             Nature of Bene-      Percent of
 Class                  of Group               ficial Ownership (1)     Class
------------       -----------------           --------------------   ----------

Common Stock       James E. Upfield               1,062,850 (2)         30.7%

Common Stock       E. R. Buford                      94,062 (3)          2.7%

Common Stock       Joseph V. Mariner, Jr.             6,725 (4)            *

Common Stock       Larry J. Parsons                   7,000 (4)            *

Common Stock       Scott K. Upfield                  29,500 (5)          1.0%

Common Stock       Richard W. Griner                  4,500 (5)            *

Common Stock       R. N. Stivers                     25,043 (6)          1.0%
                                                  ---------             ----
                                                  1,229,680             35.5%
----------------
  * Denotes less than 1%.

(1) The nature of the beneficial ownership of the shares by the respective persons or group is sole voting and investment power unless otherwise indicated.

(2) Includes 24,750 shares of Common Stock over which Mr. James E. Upfield has shared voting and investment power owned by HUTCO, a partnership comprised of Mr. James E. Upfield and a former director of the Company.

(3) Includes 55,000 shares of Common Stock exercisable under the 1990 Plan.

(4) Includes 6,500 shares of Common Stock exercisable under the Outside Director Plan.

(5) Includes 4,000 shares of Common Stock exercisable under the Outside Director Plan.

(6) Includes 12,500 shares of Common Stock exercisable under the 1990 Plan.

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

The purchase price of a share of Common Stock under the Agreement is an amount equal to 90% of the mean between the highest and lowest quoted selling price for a share of Common Stock in any public securities exchange or market, if available, or otherwise the mean between the bona fide closing bid and asked prices therefore in said exchange or market, on the date of death of Mr. Upfield, or if no such sales or bid and asked prices are available on such date, then the weighted average of the mean between the highest and lowest selling prices, or bona fide bid and asked prices, as the case may be, for a share of Common Stock on the nearest trading date before and the nearest trading date after the date of death of Mr. Upfield (such average to be weighted inversely by the respective number of trading dates between the selling dates or the price quotation dates and such date of death in the same manner used in determining the valuation of stock for federal estate tax purposes as set forth in Treasury Regulation Section 20.2031-2(d) promulgated by the Commissioner of Internal Revenue under Section 2031 of the Code).
Such purchase price would have been $3.13, if computed as of November 13, 1996.

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

          (c)  Exhibits:

                       (3) Articles of Incorporation and Bylaws.

                           3.1  Amended and Restated Certificate of
                                Incorporation.*

                           3.2  Amended and Restated Bylaws.*

                       (10)  Material Contracts

                               10.10   1990 Stock Option Plan for Key
                                       Employees of Temtex Industries,
                                       Inc. and its subsidiaries.*

                               10.11   Outside Directors Stock Option Plan
                                       of Temtex Industries, Inc.*

                               10.12   Share Purchase Agreement between
                                       the Registrant and Mr. James E.
                                       Upfield effective December 21, 1976.*

                               10.13 Lease Agreement between the Registrant and Mr. John D. Howard, a former Director of the Registrant, dated October 1, 1973 (the "Howard Lease Agreement").*

                               10.14   Second Amendment to the Howard Lease
                                       Agreement dated August 22, 1983.*

                               10.15 Lease Agreement between HUTCO and the Registrant, dated September 7, 1989.*

                               10.16 Lease Agreement between HUTCO and the the Registrant, dated April 25, 1994.**

                               10.17 Loan Agreement between NationsBank of Texas, N.A. and the Registrant dated May 3, 1994.**

                               10.18   Employment contract between E. R.
                                       Buford and the Registrant dated
                                       June 7, 1994.**

                               10.19   Employment contract between R. N.
                                       Stivers and the Registrant dated
                                       June 7, 1994.**

                               10.20 First amendment to the loan agreement between NationsBank of Texas, N.A. and the Registrant dated May 3, 1994.***

                               10.21 Second amendment to the loan agreement between NationsBank of Texas, N.A. and the Registrant dated May 3, 1994.***

                               10.22 Loan agreement between Bank of America and the Registrant dated May 1, 1996.****

               (21) Subsidiaries of the Registrant.

                               21.1    Subsidiaries of the Registrant.*

               (23) Consents of Experts and Counsel

                               23.1    Consent of Independent Auditors.****

               (27) Financial Data Schedule

                               27.1    Financial data schedule.****

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

               *** Filed as an exhibit of the same number to the registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated by reference herein.

               ****  Filed herewith.

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TEMTEX INDUSTRIES, INC.




                                       /s/ James E. Upfield
                                       ---------------------------------------
                                       James E. Upfield
                                       Chairman of the Board of
                                       Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


     SIGNATURES                             TITLE                     DATE
     ----------                             -----                     ----

/s/ James E. Upfield           Director, Chairman of the Board      11/25/96
------------------------
James E. Upfield


/s/ E. R. Buford               Director, President and Chief
------------------------       Executive Officer                    11/25/96
E. R. Buford


/s/ R. N. Stivers              Vice President-Finance,
------------------------       Chief Financial Officer and
R. N. Stivers                  Chief Accounting Officer             11/25/96


/s/ Scott K. Upfield           Director                             11/25/96
------------------------
Scott K. Upfield

FORM 10-K--ITEM 8 AND ITEM 14(a)(1) and (2)

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     Report of Ernst & Young, Independent Auditors

     Consolidated balance sheets--August 31, 1996 and 1995

     Consolidated statements of operations--Years ended August 31, 1996, 1995 and 1994

     Consolidated statements of stockholders' equity--Years ended August 31, 1996, 1995 and 1994

     Consolidated statements of cash flows--Years ended August 1996, 1995, 1994

     Notes to consolidated financial statements--August 31, 1996

     Financial statement schedules:

          II--Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore have been omitted.

Individual financial statements of the registrant have been omitted as the registrant is primarily an operating company, and the subsidiary included in the consolidated financial statement, filed, in the aggregate, does not have minority equity interest and/or indebtedness to any person other than the registrant in amounts which together(excepting indebtedness incurred in the ordinary course of business which is not overdue and matures within one year from the date of its creation, whether or not evidenced by securities) exceed five percent of the total assets as shown by the most recent year-end consolidated balance sheet.

                         Report of Independent Auditors


Board of Directors
Temtex Industries, Inc.

We have audited the accompanying consolidated balance sheets of Temtex Industries, Inc. and subsidiaries as of August 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we p!an and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Temtex Industries, Inc. and subsidiaries at August 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                       /s/ ERNST & YOUNG LLP
                                       ----------------------------------------
                                           ERNST & YOUNG LLP

Dallas, Texas
October 25, 1996

CONSOLIDATED BALANCE SHEETS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


                                                            August 31,
                                                      ---------------------
                                                       1996          1995
                                                      -------       -------
                                                          (in thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                           $   445       $   736
  Accounts receivable, less allowance for
      doubtful accounts:  1996--$435,000
      and 1995--$541,000--Note D                        6,971         7,011
  Inventories--Notes C and D                           10,224         8,773
  Prepaid expenses and other assets                       285           401
  Income taxes recoverable--Note H                         --           443
  Deferred taxes--Note H                                  226           350
                                                      -------       -------
       TOTAL CURRENT ASSETS                            18,151        17,714

DEFERRED TAXES--Note H                                    672           530

OTHER ASSETS                                              381           366

ASSETS RELATED TO DISCONTINUED OPERATIONS--Note I         202            99

PROPERTY, PLANT AND EQUIPMENT--Notes D and G
  Land and clay deposits                                  325           325
  Buildings and improvements                            3,491         3,496
  Machinery, equipment, furniture and
    fixtures                                           23,289        21,448
  Leasehold improvements                                  866           742
                                                      -------       -------
                                                       27,971        26,011
  Less allowances for depreciation,
    depletion and amortization                         19,367        17,505
                                                      -------       -------
                                                        8,604         8,506








                                                      -------       -------
                                                      $28,010       $27,215
                                                      -------       -------
                                                      -------       -------

                                                           August 31,
                                                     ---------------------
                                                      1996          1995
                                                     -------       -------
                                                          (in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable--Note D                             $  3,099      $  2,000
  Accounts payable                                     4,714         4,144
  Accrued expenses--Note E                             1,708         1,786
  Income taxes payable--Note H                            57            --
  Current maturities of indebtedness
    to related parties--Notes D and G                      8             7
  Current maturities of long-term obliga-
    tions--Note D                                        236           763
                                                     -------       -------
       TOTAL CURRENT LIABILITIES                       9,822         8,700

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities--Notes D and G               1,613         1,621

LONG-TERM OBLIGATIONS, less current
  maturities--Note D                                     605         1,478

COMMITMENTS AND CONTINGENCIES--Notes G and M

STOCKHOLDERS' EQUITY--Notes B, F and L
  Preferred stock--$1 par value; 1,000,000
    shares authorized, none issued                        --            --
  Common stock--$.20 par value; 10,000,000
    shares authorized, 5,268,625 shares
    issued at August 31, 1996 and 5,265,625 shares
    issued at August 31, 1995                            716           715
  Additional capital                                   9,236         9,225
  Retained earnings                                    6,345         5,803
                                                     -------       -------
                                                      16,297        15,743
  Less:
    Treasury stock:
      At cost--113,696 shares                            327           327
      At no cost--1,687,788 shares                        --            --
                                                     -------       -------
                                                      15,970        15,416
                                                     -------       -------
                                                     $28,010       $27,215
                                                     -------       -------
                                                     -------       -------



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


                                                  Year Ended August 31,
                                        ---------------------------------------
                                           1996           1995           1994
                                        ---------      ---------      ---------
                                             (in thousands except share data)

Net sales                               $  41,972      $  42,904      $  43,935
Cost of goods sold                         30,977         30,962         29,391
                                        ---------      ---------      ---------
                                           10,995         11,942         14,544
Costs and expenses:
  Selling, general and administrative       9,548         10,782         10,291
  Interest                                    583            424            526
Other income                                   (2)          (122)           (71)
                                        ---------      ---------      ---------
                                           10,129         11,084         10,746
                                        ---------      ---------      ---------
      INCOME FROM OPERATIONS
        BEFORE INCOME TAXES                   866            858          3,798

State and federal income
  taxes--Note H:
    Provision (benefit)                       324            369           (280)
                                        ---------      ---------      ---------
        NET INCOME                      $     542      $     489      $   4,078
                                        ---------      ---------      ---------
                                        ---------      ---------      ---------



Income per common share                 $     .16      $     .14      $    1.25
                                        ---------      ---------      ---------
                                        ---------      ---------      ---------

Weighted average common and common
equivalent shares outstanding           3,491,131      3,502,887      3,272,568
                                        ---------      ---------      ---------
                                        ---------      ---------      ---------



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

                                        Common Stock
                                         Outstanding                    Retained   Cost of
                                    -------------------   Additional    Earnings   Treasury
                                      Shares     Amount     Capital     (Deficit)   Stock
                                    ---------    ------   ----------    ---------  --------
                                                         (Dollars in thousands)
BALANCE AT AUGUST 31, 1993          2,456,641     $514     $2,886       $1,236      $327

    Stock offering                  1,000,000      200      6,329
    Net income                                                           4,078
                                    ---------     ----     ------       ------      ----
BALANCE AT AUGUST 31, 1994          3,456,641      714      9,215        5,314       327

    Exercise of stock options           7,500        1         10
    Net income                                                             489
                                    ---------     ----     ------       ------      ----
BALANCE AT AUGUST 31, 1995          3,464,141      715      9,225        5,803       327

    Stock award                         3,000        1         11
    Net income                                                             542
                                    ---------     ----     ------       ------      ----
BALANCE AT AUGUST 31, 1996          3,467,141     $716     $9,236       $6,345      $327
                                    ---------     ----     ------       ------      ----
                                    ---------     ----     ------       ------      ----



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


                                                               Year Ended August 31,
                                                          -------------------------------
                                                           1996        1995        1994
                                                          -------     -------    --------
                                                                   (in thousands)
OPERATING ACTIVITIES
  Net income                                              $   542     $   489    $  4,078
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation, depletion and amortization               1,964       1,509       1,074
     Deferred taxes                                           (18)         84        (940)
     Gain on disposition of buildings and equipment            (9)        (94)        (24)
     Provision for doubtful accounts                          198         186         402
     Provision for losses on assets related
       to discontinued operations                              --          --          16
     Changes in operating assets and liabilities:
       Accounts receivable                                   (158)        532      (2,754)
       Inventories                                         (1,451)         11      (2,497)
       Prepaid expenses and other assets                      101          45         180
       Accounts payable and accrued expenses                  492        (958)      1,046
       Income taxes payable                                   500        (446)       (240)
                                                          -------     -------    --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES             2,161       1,358         341

INVESTING ACTIVITIES
  Purchases of property, plant and equipment               (2,065)     (4,254)     (1,978)
  Expenditures on assets related to discontinued
    operations                                               (129)         --        (333)
  Proceeds from disposition of property, plant
    and equipment                                              12          99          34
  Proceeds from disposition of assets and other
    receipts related to discontinued operations                26           6         839
                                                          -------     -------    --------
      NET CASH USED IN INVESTING ACTIVITIES                (2,156)     (4,149)     (1,438)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit and
    long-term borrowings                                    1,099       3,893         485
  Principal payments on revolving line of
    credit, long-term obligations and indebtedness
    to related parties                                     (1,407)     (1,004)     (5,700)
  Proceeds from issuance of common stock                       12          11       6,529
                                                          -------     -------    --------
      NET CASH (USED IN) PROVIDED BY FINANCING
          ACTIVITIES                                         (296)      2,900       1,314
                                                          -------     -------    --------

      (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (291)        109         217
Cash and cash equivalents at beginning of year                736         627         410
                                                          -------     -------    --------
      CASH AND CASH EQUIVALENTS AT END OF YEAR            $   445     $   736    $    627
                                                          -------     -------    --------
                                                          -------     -------    --------

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
  Capital lease obligations                               $    --     $ 1,040    $     20
  Charges to allowance for doubtful accounts              $   304     $   173    $    290

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

AUGUST 31, 1996


NOTE A--SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: The Company is a major producer of metal fireplace products and face brick products. The Company manufactures its fireplace products in facilities located in Manchester, Tennessee, Perris, California and Mexicali, Mexico. Face brick products are manufactured in Malakoff, Texas.

All products are sold through the Company's own sales force and third party sales representatives to contractors, distributors and retailers engaged in providing building products used in both new residential and commercial construction as well as remodeling projects.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Temtex Industries, Inc. (the Company) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Actual results could differ from those estimates.

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

                                                                 Years
                                                             -------------
     Clay deposits                                               10-20
     Buildings and improvements                                   5-30
     Machinery, equipment, furniture and fixtures                 3-15
     Leasehold improvements                                  Life of lease

Expenditures for maintenance and repairs are charged to operations; betterments are capitalized.

INCOME TAXES: Income taxes have been provided using the liability method in accordance with the Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes.

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


NOTE A--SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

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

NOTE B--PUBLIC OFFERING AND NONRECURRING ITEMS

In December 1993, the Company completed a secondary stock offering in which 1,000,000 shares of common stock were issued.

NOTE C--INVENTORIES

Inventories by costing method are summarized below:

                                     First-in     Average
                                     First-out     Cost      Total
                                     ---------    -------   -------
                                             (in thousands)

     August 31, 1996:
       Finished goods                 $3,591      $  593    $ 4,184
       Work in process                 1,064         107      1,171
       Raw materials and supplies      4,353         516      4,869
                                      ------      ------    -------
                                      $9,008      $1,216    $10,224
                                      ------      ------    -------
                                      ------      ------    -------

     August 31, 1995:
       Finished goods                 $2,527      $  643    $ 3,170
       Work in process                   706          93        799
       Raw materials and supplies      4,281         523      4,804
                                      ------      ------    -------
                                      $7,514      $1,259    $ 8,773
                                      ------      ------    -------
                                      ------      ------    -------

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


NOTE D--NOTES PAYABLE AND LONG-TERM DEBT

In May 1996, the Company entered into a two year credit agreement with a bank whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. At the option of the Company, borrowings under the demand note may bear interest at the lending bank's prime commercial interest rate or at the London Interbank Offered Rate ("LIBOR") plus 1.25 percentage points. Interest is payable on a monthly basis. The Company's obligation to the bank is secured by accounts receivable and inventory. The loan agreement contains covenants that require the maintenance of a specified ratio of quick assets to current liabilities, as defined, and a specified ratio of total liabilities to tangible net worth, as defined, both ratios to be measured on a quarterly basis beginning August 31, 1996. Advances under the new credit agreement were used to repay both the balance outstanding and accrued interest on a two year revolving credit facility that expired in May 1996, as scheduled. Also, a promissory term note that had been added to the expiring revolving credit note was repaid at the same time, even though final payment was not scheduled to be made until March 1998. At August 31, 1996, $3,099,000 was outstanding under the new revolving credit note.

The weighted average interest rates on borrowings under the revolving credit notes as of August 31, 1996 and August 31, 1995 were 6.8% and 7.9%, respectively.

Long-term obligations are summarized as follows:
                                                               August 31,
                                                           -----------------
                                                            1996       1995
                                                           ------     ------
                                                             (in thousands)
  Long-term obligations:
    Term loan, due in quarterly
      installments of $98,545 through March 1998;
      repaid in May 1996                                    $  --     $1,084

     Capitalized lease obligations, with interest
     at 8.8% to 16.7%--Note G                               2,150      2,209

     Equipment notes with interest at 8.0%
     to 9.8%, due in monthly installments
     ending in 1999                                           312        576
                                                           ------     ------
                                                            2,462      3,869
     Less current maturities                                  244        770
                                                           ------     ------
                                                           $2,218     $3,099
                                                           ------     ------
                                                           ------     ------


Annual maturities of long-term obligations for each of the five succeeding fiscal years and thereafter are $244,000, $134,000, $58,000, $42,000, $47,000,
and $1,937,000.

The Company made interest payments in 1996, 1995 and 1994, respectively, of $621,000, $363,000 and $580,000.

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


NOTE E--ACCRUED EXPENSES

Accrued expenses include the following:
                                                               August 31,
                                                            ----------------
                                                             1996      1995
                                                            ------    ------
                                                              (in thousands)

     Employee compensation                                  $  491    $  483
     Taxes, other than taxes on income                         126       130
     Interest                                                  119       157
     Other                                                     972     1,016
                                                            ------    ------
                                                            $1,708    $1,786
                                                            ------    ------
                                                            ------    ------
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

The following table indicates the number of options granted and exercised for each plan:
                                                   KEY      OUTSIDE
                                                 EMPLOYEE  DIRECTOR
                                                   PLAN      PLAN
                                                 --------- --------
Options outstanding at August 31, 1994            90,000    12,500
  Granted                                         70,000     2,500
  Exercised                                        7,500        --
                                                  -------   ------
Options outstanding at August 31, 1995            152,500   15,000
  Granted                                             --        --
  Exercised                                           --        --
Options outstanding at August 31, 1996            152,500   15,000
                                                  -------   ------
                                                  -------   ------
Options exercisable at August 31, 1996            100,000   15,000
                                                  -------   ------
                                                  -------   ------

Option prices range from $1.19 to $4.94 per share and expire between 1999 and 2005.

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


NOTE G--LEASE COMMITMENTS

Two plant facilities leased from a former director are accounted for as a capitalized lease. The leased properties were capitalized at the initial value of $635,000. In 1995, the Company exercised its option to renew the lease which increased the term of the lease by ten years and added to the value of the lease. The leased properties have a combined net book value of $391,000 and $423,000 at August 31, 1996 and 1995, respectively.

A third manufacturing facility, accounted for as a capitalized lease, is leased from a partnership consisting of the Company's Chairman and a former director. This facility was capitalized at the initial value of $976,000. During 1995, the facility was expanded, at the expense of the partnership, and the original lease canceled. The new twenty-five year lease negotiated by the Company has basically the same provisions as the original, with an increase in the lease payments in consideration of the expense incurred in the expansion. The facility has a net book value of $1,362,000 and $1,428,000 at August 31, 1996 and 1995, respectively. This lease obligation is classified as "Indebtedness to Related Parties".

Other plant and office facilities are leased under operating lease agreements which expire at various dates through fiscal 1999. The capitalized leases expire in fiscal 2009 and fiscal 2019.

Future minimum payments, by year and in the aggregate, under capital leases and noncancelable operating leases, consisted of the following at August 31, 1996:

                                              CAPITAL   OPERATING
                                              LEASES     LEASES
                                              -------   ---------
                                                 (IN THOUSANDS)
     Fiscal Year:
       1997                                    $  352      $294
       1998                                       345       259
       1999                                       334       175
       2000                                       334       158
       2001                                       334       109
       Thereafter                               5,181        --
                                               ------      ----
     Total minimum lease payments               6,880      $995
                                                           ----
                                                           ----
     Amount representing interest               4,730
                                               ------
     Present value of net minimum
       lease payments                          $2,150
                                               ------
                                               ------


Rental expense for operating leases was $351,000, $265,000 and $255,000 in 1996, 1995 and 1994, respectively.

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


NOTE H--INCOME TAXES

Significant components of the provision (benefit) for income taxes attributable to continuing operations are as follows:

                                                  Year Ended August 31,
                                            ------------------------------
                                            1996        1995          1994
                                            ----        ----          ----
                                                   (in thousands)
Current:
  Federal                                   $207        $173        $   570
  State                                      111         112             90
  Foreign                                     24          --             --
                                            ----        ----        -------
  Total current                              342         285            660
Deferred:
  Federal                                    (53)        123            677
  State                                       35         (39)            57
                                            ----        ----        -------
  Total deferred                             (18)         84            734
Change in valuation allowance                 --          --         (1,674)
                                            ----        ----        -------
Total income tax                            $324        $369        $  (280)
                                            ----        ----        -------
                                            ----        ----        -------

The Company utilized net operating loss and investment tax credit carryforwards of $997,000 and $459,000, respectively, in 1994.

The Company has state net operating loss carryforwards of approximately $1,500,000 expiring in the years 2004 through 2007. In addition, the Company has federal tax credit carryforwards of approximately $190,000 expiring in years 2001 and 2002.

The differences between the provision for income taxes and income taxes computed using statutory income tax rates are as follows:

                                                  Year Ended August 31,
                                            ------------------------------
                                            1996        1995          1994
                                            ----        ----          ----
                                                   (in thousands)

Income tax expense at statutory rate        $294        $292        $ 1,291
Additional statutory percentage
  depletion                                  (55)        (55)           (52)
State income taxes, net of federal
  tax benefit                                 73          49            129
Other                                         12          83             26
Change in valuation allowance                 --          --         (1,674)
                                            ----        ----        -------
     Total income taxes                     $324        $369        $  (280)
                                            ----        ----        -------
                                            ----        ----        -------

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

Deferred income taxes are recognized using the liability method and reflect the tax impact of temporary differences between the amount of assets and liabilities for financial purposes and such amounts as measured by tax laws and regulations. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                    August 31,
                                                -----------------
                                                1996         1995
                                                ----         ----
                                                  (in thousands)
     Deferred tax assets:
       Accounts receivable allowance            $174         $233
       Capital lease obligation                   72           85
       Book over tax depreciation                302          232
       Other                                     416          393
                                                ----         ----
         Total deferred tax assets               964          943
     Deferred tax liabilities                    (66)         (63)
                                                ----         ----
         Net deferred tax assets                $898         $880
                                                ----         ----
                                                ----         ----

The Company made federal and state income tax payments in 1996, 1995 and 1994, respectively, of $263,000, $803,000 and $857,000.

NOTE I--DISCONTINUED OPERATIONS

In 1993, management of the Company decided to discontinue the Company's contract products segment.

In fiscal 1996, the Company leased the building and the majority of the land. The initial lease term is for a period of five years with an option to extend the lease for an additional five year period. The lease also contains an option to purchase the property during the first two years of the initial lease period. Rental income received is recorded as a reduction in the carrying value of the property.

The remaining parcel of land and equipment are on the market to be sold.

NOTE J--EMPLOYEE BENEFIT PLAN

During 1992, the Company adopted a defined contribution pension plan covering substantially all of its employees. The Company contribution is $.25 for each $1.00 contributed by an employee (up to 4% of eligible wages).

The total expense for Company contributions was $40,000, $35,000 and $45,000 in 1996, 1995 and 1994, respectively.

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


NOTE K--BUSINESS SEGMENTS

The following financial information is presented for the Company's business segments:

                                      Face Brick    Fireplace
                                       Products     Products         Total
                                      ----------    ---------       -------
                                             (in thousands)
1996:
Net sales                               $8,862       $33,110        $41,972
                                        ------      --------        -------
                                        ------      --------        -------
Operating profit                        $1,401       $   892        $ 2,293
                                        ------      --------
                                        ------      --------
Unallocated corporate
  expense, net                                                        (846)
Interest expense                                                      (583)
Other income                                                             2
                                                                    ------
Income from continuing
  operations before income taxes                                    $  866
                                                                    ------
                                                                    ------
Identifiable assets                     $4,183       $21,927        $26,110
                                        ------      --------
                                        ------      --------
Corporate assets                                                      1,698
Assets related to
  discontinued operations                                               202
                                                                    ------
Total assets                                                        $28,010
                                                                    ------
                                                                    ------
Depreciation, depletion
  and amortization                      $  385      $  1,579
                                        ------      --------
                                        ------      --------
Capital expenditures                    $  335      $  1,722
                                        ------      --------
                                        ------      --------

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


NOTE K--BUSINESS SEGMENTS--CONTINUED


                                      Face Brick    Fireplace
                                       Products      Products        Total
                                      ----------    ---------       -------
                                             (in thousands)
1995:
Net sales                               $8,400       $34,504        $42,904
                                        ------       -------        -------
                                        ------       -------        -------
Operating profit                        $1,241       $ 1,089        $ 2,330
                                        ------       -------        -------
                                        ------       -------        -------
Unallocated corporate
  expense, net                                                       (1,170)
Interest expense                                                       (424)
Other income                                                            122
                                                                    -------
Income from continuing
  operations before income taxes                                    $   858
                                                                    -------
                                                                    -------
Identifiable assets                     $4,053       $20,611        $24,664
                                        ------       -------
                                        ------       -------
Corporate assets                                                      2,452
Assets related to
  discontinued operations                                                99
                                                                    -------
Total assets                                                        $27,215
                                                                    -------
                                                                    -------
Depreciation, depletion
  and amortization                      $  345      $  1,163
                                        ------       -------
                                        ------       -------
Capital expenditures                    $1,264      $  4,030
                                        ------       -------
                                        ------       -------

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


NOTE K--BUSINESS SEGMENTS--CONTINUED


                                       Face Brick  Fireplace
                                       Products     Products         Total
                                       ----------  ---------        -------
                                             (in thousands)
1994:
Net sales                               $8,611       $35,324        $43,935
                                        ------      --------        -------
                                        ------      --------        -------
Operating profit                        $1,544       $ 4,315        $ 5,859
                                        ------       -------
                                        ------       -------
Unallocated corporate
  expense, net                                                       (1,606)
Interest expense                                                       (526)
Other income                                                             71
                                                                    -------
Income from continuing operations
  before income taxes                                               $ 3,798
                                                                    -------
                                                                    -------
Identifiable assets                     $3,321       $18,387        $21,708
                                        ------       -------
                                        ------       -------
Corporate assets                                                      1,935
Assets related to
  discontinued operations                                               105
                                                                    -------
Total assets                                                        $23,748
                                                                    -------
                                                                    -------
Depreciation, depletion
  and amortization                      $  301       $   781
                                        ------       -------
                                        ------       -------
Capital expenditures                    $  436       $ 1,561
                                        ------       -------
                                        ------       -------


Operating profit is net sales less operating expenses. In computing segment operating profit, the following items are excluded: general corporate revenues and expenses, interest expense, other income, and income taxes. There are no sales between segments.

Identifiable assets are those assets used in either segment. Corporate assets are principally cash and deferred taxes.

Sales to one customer in the Fireplace Products Segment were $3,243,000, $3,978,000, and $4,550,000 in 1996, 1995 and 1994, respectively.

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

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

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


NOTE N--QUARTERLY RESULTS (UNAUDITED)

Summary data relating to the results of operations for each quarter of the years ended August 31, 1996 and 1995 follows (in thousands except per share amounts):

                                           THREE MONTHS ENDED
                            -----------------------------------------------
                            NOVEMBER 30   FEBRUARY 29    MAY 31   AUGUST 31    TOTAL
                            -----------   -----------    ------   ---------    -----
Fiscal year 1996:
  Net sales                   $12,993       $ 9,060    $  9,660    $10,259    $41,972
  Gross profit                  4,076         2,337       2,122      2,460     10,995
  Income (loss) from
    continuing operations         581           (34)        (27)        22        542
  Net income (loss)               581           (34)        (27)        22        542

  Per share:
    Continuing operations     $   .16       $  (.01)   $   (.01)   $   .01    $   .16
    Net income (loss)             .16          (.01)       (.01)       .01        .16


 Fiscal year 1995:
  Net sales                   $14,167       $10,213    $  8,581    $ 9,943    $42,904
  Gross profit                  4,851         2,665       1,809      2,617     11,942
  Income (loss) from
    continuing operations       1,029           146        (619)       (67)       489
  Net income (loss)             1,029           146        (619)       (67)       489

  Per share:
    Continuing operations     $   .29       $   .04    $   (.18)   $  (.02)   $   .14
    Net income (loss)             .29           .04        (.18)      (.02)       .14

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                   TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

              For the Years Ended August 31, 1994, 1995 and 1996
                                 (in thousands)


----------------------------------------------------------------------------------------------------------------
            COL. A                          COL. B             COL. C                     COL. D         COL. E
----------------------------------------------------------------------------------------------------------------
                                                               ADDITIONS
                                                        ---------------------------
                                           Balance at   Charged to     Charged to                       Balance
                                           Beginning    Costs and    Other Accounts-     Deductions-     at End
            Description                    of Period    Expenses        Describe          Describe     of Period
----------------------------------------------------------------------------------------------------------------
Year ended August 31, 1994
  Reserve, deducted from related asset:
    Allowance for doubtful accounts           $409        $402           $  1 (1)          $290 (2)      $522
                                              ----        ----           ----              ----          ----
                                              ----        ----           ----              ----          ----

Year ended August 31, 1995
  Reserve, deducted from related asset:
    Allowance for doubtful accounts           $522        $186           $  6 (1)          $173 (2)      $541
                                              ----        ----           ----              ----          ----
                                              ----        ----           ----              ----          ----

Year ended August 31, 1996
  Reserve, deducted from related asset:
    Allowance for doubtful accounts           $541        $198           $ --              $304 (2)      $435
                                              ----        ----           ----              ----          ----
                                              ----        ----           ----              ----          ----


(1) Other additions represent collections on receivables previously written off.

(2)  Amount charged against reserve.