Form 10-Q
period 1996-11-30
TEMTEX INDUSTRIES INC
filed 1997-01-13
CIK 110740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended November 30, 1996    Commission File No. 0-5940


                     TEMTEX INDUSTRIES, INC.
          ----------------------------------------------------
     (Exact name of Registrant as specified in its Charter)



           Delaware                            75-1321869
--------------------------------    -------------------------------
 (State or other jurisdiction of    (I.R.S. Employer Identification
 incorporation or organization)      No.)




5400 LBJ Freeway, Suite 1375, Dallas, Texas                75240
-------------------------------------------            ------------
(Address of principal executive offices)                 (Zip Code)



                   972/726-7175
---------------------------------------------------
(Registrant's telephone number including area code)



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
               (In Thousands Except Share Amounts)

                                              3 Mths. Ended
                                               November 30,
                                             1996       1995
                                            ------     ------

Net sales                                  $13,086     $12,993
Cost of goods sold                           9,075       8,917
                                           -------     -------
                                             4,011       4,076

Cost and expenses:
  Selling, general and administrative        2,618       2,901
  Interest                                     158         161
Other income                                   (20)         (5)
                                           -------     -------
                                             2,756       3,057
                                           -------     -------
    INCOME FROM OPERATIONS BEFORE
       INCOME TAXES                          1,255       1,019

State and federal income taxes--Note A         502         438
                                           -------     -------

          NET INCOME                       $   753     $   581
                                           =======     =======


Income per common share--Note B

     NET INCOME                                $.22       $.16
                                               ====       ====

Weighted average common and common
  equivalent shares outstanding            3,493,691   3,523,301
                                           =========   =========




See notes to condensed consolidated financial statements.

            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
        Condensed Consolidated Balance Sheets (Unaudited)
              November 30, 1996 and August 31, 1996
                         (In Thousands)

                                                  November 30,        August 31,
                                                     1996               1996
                                                  -----------         ---------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $ 1,221             $   445
  Accounts receivable, less allowance for
    doubtful accounts of $330,000 at November
    30, 1996 and $435,000 at August 31, 1996        7,456               6,971
  Inventories                                       9,500              10,224
  Prepaid expenses and other assets                   496                 285
  Deferred taxes                                      226                 226
                                                  -------             -------

          TOTAL CURRENT ASSETS                     18,899              18,151

DEFERRED TAXES                                        672                 672

OTHER ASSETS                                          316                 381

ASSETS RELATED TO DISCONTINUED OPERATIONS
     --Note F                                         243                 202

PROPERTY, PLANT AND EQUIPMENT
  Land and clay deposits                              325                 325
  Buildings and improvements                        3,491               3,491
  Machinery, equipment, furniture and fixtures     23,608              23,289
  Leasehold improvements                              863                 866
                                                  -------             -------
                                                   28,287              27,971
  Less allowances for depreciation,
    depletion and amortization                     19,675              19,367
                                                  -------             -------
                                                    8,612               8,604


                                                  -------             -------
                                                  $28,742             $28,010
                                                  =======             =======

                                                  November 30,        August 31,
                                                      1996               1996
                                                  ------------        ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                   $ 2,200             $ 3,099
  Accounts payable                                  5,276               4,714
  Accrued expenses                                  1,462               1,708
  Income taxes payable                                507                  57
  Current maturities of indebtedness
    to related parties                                  8                   8
  Current maturities of long-term
    obligations--Note C                               240                 236
                                                  -------             -------

     TOTAL CURRENT LIABILITIES                      9,693               9,822

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities                           1,611               1,613

LONG-TERM OBLIGATIONS,
  less current maturities--Note C                     715                 605

COMMITMENTS AND CONTINGENCIES--Note E                  --                  --

STOCKHOLDERS' EQUITY--Note D
  Preferred stock - $1 par value; 1,000,000
    shares authorized, none issued                     --                  --
  Common stock - $.20 par value; 10,000,000
    shares authorized, 5,268,625 shares issued        716                 716
  Additional capital                                9,236               9,236
  Retained earnings                                 7,098               6,345
                                                  -------             -------
                                                   17,050              16,297
Less:
    Treasury stock:
      At cost - 113,696 shares                        327                 327
      At no cost - 1,687,788 shares                    --                  --
                                                  -------             -------
                                                   16,723              15,970

                                                  -------             -------

                                                  $28,742             $28,010
                                                  =======             =======


See notes to condensed consolidated financial statements.

                              TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                Condensed Consolidated Statements
                                    of Cash Flows (Unaudited)
                                         (In Thousands)

                                                                                3 Months Ended
                                                                                 November 30,
                                                                             1996           1995
                                                                           --------       --------
OPERATING ACTIVITIES
  Net income                                                               $   753        $   581
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation, depletion and amortization                                   500            429
    Gain on disposition of property, plant and
      equipment                                                                (18)            --
    Provision for doubtful accounts                                             89             83
    Changes in operating assets and liabilities:
      Accounts receivable                                                     (574)          (982)
      Inventories                                                              724            112
      Prepaid expenses and other assets                                       (146)            86
      Accounts payable and accrued expenses                                    316          1,556
      Income taxes payable                                                     450            409
                                                                           -------        -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                              2,094          2,274

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                  (518)          (387)
  Expenditures on assets related to discontinued
    operations                                                                 (41)            (8)
  Proceeds from disposition of property, plant and
    equipment                                                                   35             --
                                                                           -------        -------
      NET CASH USED IN FINANCING ACTIVITIES                                   (524)          (395)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit and
    long-term borrowings                                                       194             --
  Principal payments on revolving line of credit,
    long-term obligations and indebtedness to
    related parties                                                           (988)        (1,181)
                                                                           -------        -------
      NET CASH USED IN FINANCING ACTIVITIES                                   (794)        (1,181)
                                                                           -------        -------
INCREASE IN CASH AND CASH EQUIVALENTS                                          776            698

Cash and cash equivalents at beginning of year                                 445            736
                                                                            -------       -------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 1,221        $ 1,434
                                                                           =======        =======



See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--INCOME TAXES

Income taxes have been provided using the liability method in accordance with the Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Income for the first three months of fiscal 1997 reflects an estimated annualized tax rate of approximately 40%.

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

NOTE C--NOTES PAYABLE AND LONG-TERM DEBT

In May 1996, the Company entered into a two year credit agreement with a bank whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. At the option of the Company, borrowings under the note may bear interest at the lending bank's prime commercial interest rate or at the London Interbank Offered Rate ("LIBOR") plus 1.25 percentage points. Interest is payable on a monthly basis. The loan agreement contains covenants that require the maintenance of a specified ratio of quick assets to current liabilities, as defined, and a specified ratio of total liabilities to tangible net worth, as defined, both ratios to be measured on a quarterly basis. As of November 30, 1996, $2,200,000 was outstanding under the revolving credit note.

NOTE D--CAPITAL STOCK

At November 30, 1996 and August 31, 1996, there were 1,000,000 shares of preferred stock, with a par value of $1 authorized. None have been issued.

At November 30, 1996 and August 31, 1996, there were 10,000,000 shares of par value $.20 common stock authorized of which 5,268,625 shares were issued. Of the shares issued, 3,467,141 were outstanding. The remainder of the issued stock is comprised of 113,696 shares of treasury stock at cost and 1,687,788 shares of treasury stock at no cost.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

NET SALES

The Company reported a 1% increase in net sales to $13,086,000 in the first quarter of fiscal 1997 compared to net sales of $12,993,000 in the first quarter of fiscal 1996.

FIREPLACE PRODUCTS. Net sales decreased approximately 2% in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The sales decrease was attributed to a small decrease in the number of zero-clearance fireplaces and ventfree log sets delivered in the first quarter of fiscal 1997.

FACE BRICK PRODUCTS. Net sales increased approximately 14% in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The increase in sales was the direct result of an increase in the quantity of brick sold in the first quarter of 1997.

GROSS PROFIT

FIREPLACE PRODUCTS. Gross profit decreased approximately 4% in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The decrease was caused by the decrease in net sales.

FACE BRICK PRODUCTS. Gross profit increased approximately 11% in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The increase was a direct result of the increase in sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $283,000 or approximately 10% in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. As a percentage of sales, expenses decreased from approximately 22% in 1996 to 20% in 1997. A reduction in advertising expenses related to fireplace products was mainly responsible for the reduction in selling, general and administrative expenses in the first quarter of the current year.

INTEREST EXPENSE

Interest expense was approximately the same in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The average debt outstanding was approximately the same and the average interest rate charged on the outstanding debt was approximately the same between the comparative quarters.

INCOME TAXES

Income tax expense of $502,000 for the first quarter of fiscal 1997 includes the provision for both federal and state income taxes. An estimated annualized effective tax rate of 40% was applied to pre-tax income for the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2,094,00 for the first quarter of 1997 compared to $2,274,000 for the first quarter of 1996. The decreased cash flow from operations in the first quarter of fiscal 1997 was due primarily to changes in working capital, principally a smaller increase in accounts payable and accrued expenses compared to the first quarter of 1996.

In May 1996, the Company entered into a two-year credit agreement with a bank whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. The outstanding principal balance may bear interest at a variable or fixed rate, at the Company's option, at the time funds are requested. Interest is payable on a monthly basis and also at the end of the borrowing period if borrowing at a fixed rate.
Working capital increased by $877,000 at November 30, 1996 compared to August 31, 1996. The current ratio increased from 1.8 at August 31, 1996 to 1.9 at November 30, 1996.

Capital expenditures and capitalized lease obligations for the first three months of 1997 were $525,000 compared to $387,000 for the first three months of 1996. Expenditures include amounts for tooling, dies, replacement items and repairs to manufacturing equipment. The capital additions have been financed by cash flow from operations and term notes on a portion of the replacement items.

The Company anticipates that cash flow from operations together with funds available from the revolving credit facility should provide the Company with adequate funds to meet its working capital requirements as well as requirements for capital expenditures for at least the next twelve months.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ending August 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 1996.

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

                                   TEMTEX INDUSTRIES, INC.



DATE:      1/9/97                  BY:  /s/ E.R.Buford
       ----------------                 ------------------------
                                        E. R. Buford
                                        President



DATE:      1/9/97                  BY:  /s/ R. N. Stivers
       ----------------                 ------------------------
                                        R. N. Stivers
                                        Vice President-Finance