Form 10-K405/A
period 1996-08-31
TEMTEX INDUSTRIES INC
filed 1997-02-25
CIK 110740

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                             FORM 10-K/A

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
             For the fiscal year ended:  August 31, 1996


[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


Commission File Number 0-5940


                     TEMTEX INDUSTRIES, INC.
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

           Delaware                              75-1321869
------------------------------                ----------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

5400 LBJ Freeway, Suite 1375, Dallas, Texas          75240
-------------------------------------------        ---------
(Address of principal executive offices)            Zip Code

    Company's telephone number, including area code: 972/726-7175

     Securities Registered Pursuant to Section 12(b) of the act:
                                None

   Securities Registered Pursuant to Section 12(g) of the act:

               Common Stock, par value $0.20 per share
             -------------------------------------------
                        (Title of Class)

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

                         INTRODUCTORY STATEMENT

The undersigned Registrant hereby amends and restates, in its entirety,
Item 11 (Executive Compensation) of its Annual Report on Form 10-K relating to its fiscal year ended August 31, 1996, previously filed with the Securities and Exchange Commission on November 26, 1996 (the "Original Filing"). This Form 10-K/A modifies the performance graph previously included as part of the Original Filing to cause all indices included thereon to begin at comparable values. No other information or data contained in the Original Filing is altered by this Form 10-K/A.

ITEM 11.   EXECUTIVE COMPENSATION

The following table provides certain disclosure of all compensation awarded to, earned by or paid to the chief executive officer of the Company and to each of the Company's two most highly compensated executive officers (other than the chief executive officer) whose total salary and bonus exceed $100,000. The Company had no other executive officer whose base salary and bonus exceed $100,000.


                                                  SUMMARY COMPENSATION TABLE
                                                  ---------------------------

                                                                        Long Term Compensation
                                                                       ------------------------
               Annual Compensation                                            Awards                    Payouts
              --------------------                                      ------------------             ---------

                                                          Other                     Securities                 All
                                                          Annual     Restricted     Underlying      LTIP       Other
Name and                                                  Compen-     Stock         Options         Pay-       Compen-
Principal                 Fiscal     Salary     Bonus     sation      Awards        /SARs           outs       sation
Position                   Year       ($)       ($)         ($)        ($)           (#)            ($)         ($)

--------------------------------------------------------------------------------------------------------------------------

E.R. Buford               1994       195,000   150,000     N/A         -0-           -0-            -0-         N/A
Chief Executive Officer   1995       205,300     -0-       N/A         -0-           -0-            -0-         N/A
and President             1996       213,500     -0-       N/A         -0-           -0-            -0-         N/A
________________________________________________________________________________________________________________________
James E. Upfield          1994       145,000    25,000     N/A         -0-           -0-            -0-         N/A
Chairman of               1995       150,000     -0-       N/A         -0-           -0-            -0-         N/A
the Board                 1996       150,000     -0-       N/A         -0-           -0-            -0-         N/A
________________________________________________________________________________________________________________________
R. N. Stivers             1994       102,500    30,000     N/A         -0-           -0-            -0-         N/A
Chief Financial           1995       107,800     -0-       N/A         -0-           -0-            -0-         N/A
Officer and Vice          1996       112,000     -0-       N/A         -0-           -0-            -0-         N/A
President-Finance
________________________________________________________________________________________________________________________

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

-----------------------------------------------------------------

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


         Aggregated Option/SAR Exercises in Last Fiscal Year
                    and FY-End Option/SAR Values
       -----------------------------------------------------


                                                                                             Value of
                                                       Number of Securities               Unexercised In-
                                                       Underlying Unexercised               the-Money
                                                       Options/SARs at FY-End             Options/SARS at
                                                                (#)                         FY-End ($)
                                                       -----------------------          ------------------
               Shares Acquired     Value Realized           Exercisable /                 Exercisable /
  Name          on Exercise (#)         ($)                 Unexercisable                 Unexercisable
-------        ----------------    --------------      -----------------------          ------------------

E. R. Buford        -0-                 -0-               Exercisable 50,000                 $122,000
                                                          Exercisable 5,000                     -0-  (1)
                                                          Unexercisable 15,000                  -0-  (1)

J. E. Upfield       -0-                 -0-                      -0-                            -0-

R. N. Stivers       -0-                 -0-               Exercisable 10,000                 $ 24,400
                                                          Exercisable 2,500                     -0-  (1)
                                                          Unexercisable 7,500                   -0-  (1)

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

The following table shows stock options granted and presently exercisable to outside directors from May 23, 1990 to August 31, 1996:



                           Options
                          Granted and                          Value of Unexercised
                           Presently           Option          In-The-Money Options
                          Exercisable          Price           At Fiscal Year End
                          -----------          -------         ---------------------
Joseph V. Mariner, Jr.       2,500             $2.00               $ 4,075
                             2,500             $1.44                 5,475
                            -------                                --------
                             5,000                                 $ 9,550
                            =======                                ========

Larry J. Parsons             2,500             $2.00               $ 4,075
                             2,500             $1.44                 5,475
                            -------                                --------
                             5,000                                 $ 9,550
                            =======                                ========

Scott K. Upfield             2,500             $1.44               $ 5,475
                            =======                                ========

Richard W. Griner            2,500             $4.81                  -0- (1)
                            =======                                ========

------------------------
(1) The Company's stock price at August 31, 1996 was below the option price.


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

In determining executive compensation, the Compensation Committee reviews the performance of the specific executive, the operating performance of the Company, the compensation of executives of companies which are comparable to the Company and the performance of the Company's Common Stock. Particular emphasis is given to the operating results of the Company. The Company's Compensation Committee has access to, and review reports of, independent financial consultants who assimilate and evaluate the compensation of executive officers employed by companies which are generally comparable to the Company. The cumulative weight of all such factors is then generally considered to determine whether or not a particular executive should receive an increase in compensation, an incentive bonus under the Company's Executive Bonus Plan, a stock option or stock grant under the Company's Stock Option Plan for Key Employees, or any other compensation benefits. Mr. E. R. Buford (the Chief Executive Officer of the Company) and Mr. Roger Stivers entered into employment agreements with the Company which fixed their annual salaries at certain minimum levels ($201,300 per annum for Mr. Buford and $105,000 per annum for Mr. Stivers).

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



                     Mr. Joseph V. Mariner, Jr.
                     Mr. James E. Upfield
                     Mr. Scott K. Upfield
                     Mr. Larry J. Parsons
                     Mr. Richard W. Griner


Performance Graph

The following table compares the performance of the Company's
Common Stock with certain comparable indices:


                         [PERFORMANCE GRAPH]



                                1991          1992          1993           1994           1995             1996
                            -----------    -----------   -----------    -----------    -----------     -----------

TEMTEX INDUSTRIES, INC......$  100.00      $  125.00     $  888.00      $1,075.00      $  469.00       $  363.00
Dow Jones Industrial........$  100.00      $  110.24     $  127.23      $  140.10      $  169.59       $  211.37
Dow Jones Furnishings &
  Appliances................$  100.00      $  107.68     $  175.05      $  160.58      $  163.27       $  188.70



                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February, 1997.

                                TEMTEX INDUSTRIES, INC.



                                /s/ R. N. Stivers
                                -----------------------------------
                                R. N. Stivers
                                Vice President-Finance, Chief
                                Financial Officer and Chief
                                Accounting Officer