Form 10-Q
period 1997-02-28
TEMTEX INDUSTRIES INC
filed 1997-04-11
CIK 110740

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended February 28, 1997    Commission File No. 0-5940


                     TEMTEX INDUSTRIES, INC.
     ------------------------------------------------------
     (Exact name of Registrant as specified in its Charter)



           Delaware                          75-1321869
-------------------------------         -------------------
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)         Identification No.)




5400 LBJ Freeway, Suite 1375, Dallas, Texas           75240
-------------------------------------------       -------------
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

                      Yes  [ X ]     No  [  ]

The Registrant had 3,477,141 shares of common stock, par value $.20 per share, outstanding as of the close of the period covered by this report.

                 PART I.  FINANCIAL INFORMATION

            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
   Condensed Consolidated Statements of Operations (Unaudited)
               (In Thousands Except Share Amounts)



                                             3 Mths. Ended                 6 Mths. Ended
                                        ----------------------        ----------------------
                                        2/28/97        2/29/96        2/28/97        2/29/96
                                        --------       -------        -------        -------
Net sales                               $  8,985       $  9,060       $ 22,071       $ 22,053
Cost of goods sold                         6,687          6,723         15,762         15,640
                                        --------       --------       --------       --------
                                           2,298          2,337          6,309          6,413

Cost and expenses:
  Selling, general and administrative      2,402          2,255          5,020          5,156
  Interest                                   123            133            281            294
Other (income) expense                       (80)             8           (100)             3
                                        --------       --------       --------       --------
                                           2,445          2,396          5,201          5,453

                                        --------       --------       --------       --------
   (LOSS) INCOME FROM OPERATIONS
      BEFORE INCOME TAXES                   (147)           (59)         1,108            960

State and federal income taxes
  --Note A                                   (59)           (25)           443            413
                                        --------       --------       --------       --------

        NET (LOSS) INCOME               $    (88)      $    (34)      $    665       $    547
                                        ========       ========       ========       ========


Income per common share--Note B

        NET (LOSS) INCOME                  $(.03)         $(.01)         $ .19          $ .16
                                           =====          =====          =====          =====

Weighted average common and common
  equivalent shares outstanding         3,475,141      3,464,141      3,484,416      3,493,721




See notes to condensed consolidated financial statements.


            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
        Condensed Consolidated Balance Sheets (Unaudited)
              February 28, 1997 and August 31, 1996
                         (In Thousands)


                                                  February 28,    August 31,
                                                      1997           1996
                                                  -----------    ----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $     241      $     445
  Accounts receivable, less allowance
    for doubtful accounts of $420,000
    at February 28, 1997 and $435,000
    at August 31, 1996                                4,772          6,971
  Inventories                                         9,060         10,224
  Prepaid expenses and other assets                     534            285
  Deferred taxes                                        226            226
                                                  ---------      ---------

          TOTAL CURRENT ASSETS                       14,833         18,151

DEFERRED TAXES                                          672            672

OTHER ASSETS                                            150            381

ASSETS RELATED TO DISCONTINUED OPERATIONS
     --Note F                                            --            202

PROPERTY, PLANT AND EQUIPMENT
  Land and clay deposits                                325            325
  Buildings and improvements                          3,491          3,491
  Machinery, equipment, furniture and fixtures       23,668         23,289
  Leasehold improvements                                866            866
                                                  ---------      ---------
                                                     28,350         27,971
  Less allowances for depreciation,
    depletion and amortization                       20,106         19,367
                                                  ---------      ----------
                                                      8,244          8,604



                                                  ---------      ---------

                                                  $  23,899      $  28,010
                                                  =========      =========




                                                  February 28,     August 31,
                                                      1997            1996
                                                  ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                   $         --   $      3,099
  Accounts payable                                       3,084          4,714
  Accrued expenses                                       1,470          1,708
  Income taxes payable                                     218             57
  Current maturities of indebtedness
    to related parties                                       8              8
  Current maturities of long-term
    obligations--Note C                                    182            236
                                                  ------------   ------------

     TOTAL CURRENT LIABILITIES                           4,962          9,822

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities                                1,609          1,613

LONG-TERM OBLIGATIONS,
  less current maturities--Note C                          681            605

COMMITMENTS AND CONTINGENCIES--Note E                       --             --

STOCKHOLDERS' EQUITY--Note D
  Preferred stock - $1 par value; 1,000,000
    shares authorized, none issued                          --             --
  Common stock - $.20 par value; 10,000,000
    shares authorized, 5,278,625 shares issued
    at 2/28/97 and 5,268,625 shares issued
    at 8/31/96.                                            718            716
  Additional capital                                     9,246          9,236
  Retained earnings                                      7,010          6,345
                                                  ------------   ------------
                                                        16,974         16,297
Less:
    Treasury stock:
      At cost - 113,696 shares                             327            327
      At no cost - 1,687,788 shares                         --             --
                                                  ------------   ------------
                                                        16,647         15,970



                                                  $     23,899   $     28,010
                                                  ============   ============


See notes to condensed consolidated financial statements.


            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
   Condensed Consolidated Statements of Cash Flows (Unaudited)
                         (In Thousands)



                                                            Six Months Ended
                                                            2/28/97   2/29/96
                                                            ------    -------
OPERATING ACTIVITIES
  Net income                                                $   665   $   547
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation, depletion and amortization                  1,000       895
    Gain on disposition of property, plant and equipment         98        --
    Provision for doubtful accounts                             182       142
    Changes in operating assets and liabilities:
      Accounts receivable                                     2,017     1,598
      Inventories                                             1,164    (1,208)
      Prepaid expenses and other assets                        (204)       49
      Accounts payable and accrued expenses                  (1,868)      817
      Income taxes payable                                      161       645
                                                            -------   -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES               3,215     3,485

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                   (653)     (846)
  Proceeds from disposition of assets and other receipts
    related to discontinued operations                          411        --
  Expenditures on assets related to discontinued
    operations                                                  (57)      (31)
  Proceeds from disposition of property, plant
    and equipment                                               150        --
                                                            -------   -------
      NET CASH USED IN FINANCING ACTIVITIES                    (149)     (877)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit and
    long-term borrowings                                         --        --
  Principal payments on revolving line of credit,
    long-term obligations and indebtedness to
    related parties                                          (3,282)   (2,355)
  Proceeds from issuance of common stock                         12        --
                                                            -------   -------
      NET CASH USED IN FINANCING ACTIVITIES                  (3,270)   (2,355)
                                                            -------   -------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (204)      253

Cash and cash equivalents at beginning of year                  445       736
                                                            -------   -------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   241   $   989
                                                            =======   =======





See notes to condensed consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--INCOME TAXES

Income taxes have been provided using the liability method in accordance with the Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Income for the first six months of fiscal 1997 reflects an estimated annualized tax rate of approximately 40%.

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

NOTE C--NOTES PAYABLE AND LONG-TERM DEBT

In May 1996, the Company entered into a two year credit agreement with a bank whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. At the option of the Company, borrowings under the note may bear interest at the lending bank's prime commercial interest rate or at the London Interbank Offered Rate ("LIBOR") plus 1.25 percentage points. Interest is payable on a monthly basis. The loan agreement contains covenants that require the maintenance of a specified ratio of quick assets to current liabilities, as defined,and a specified ratio of total liabilities to tangible net worth, as defined, both ratios to be measured on a quarterly basis. As of February 28, 1997 there was no balance outstanding under the revolving credit note.

NOTE D--CAPITAL STOCK

At February 28, 1997 and August 31, 1996, there were 1,000,000 shares of preferred stock, with a par value of $1 authorized. None have been issued.

At February 28, 1997 and August 31, 1996, there were 10,000,000 shares of par value $.20 common stock authorized. At August 31, 1996, 5,268,625 shares were issued of which 3,467,141 shares were outstanding. At February 28, 1997, 5,278,625 shares were issued of which 3,477,141 shares were outstanding. The remainder of the issued stock is comprised of 113,696 shares of treasury stock at cost and 1,687,788 shares of treasury stock at no cost.

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

In fiscal 1996, the Company leased the building and the majority of the land. The initial lease term was for a period of five years with an option to extend the lease for an additional five year period. The lease also contained an option to purchase the property during the first two years of the initial lease period. Rental income received was recorded as a reduction in the carrying value of the property. The lessee exercised the option to purchase the leased property and the sale of the property was consummated in the second quarter of fiscal 1997.

The remaining parcel of land and equipment are on the market to be sold.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

NET SALES
---------

The Company reported a 1% decrease in net sales to $8,985,000 in the second quarter of fiscal 1997 compared to net sales of 9,060,000 in the second quarter of fiscal 1996. For the first six months of 1997, sales of $22,071,000 were approximately the same as sales of $22,053,000 reported for the first six months of 1996.

FIREPLACE PRODUCTS. Net sales decreased approximately 1% in the second quarter of fiscal 1997 compared to the second quarter of 1996. The sales decrease was attributed to a 6% decrease in the number of zero clearance fireplace units delivered during the most recent quarter. An 11% increase in the number of vent-free gas log sets delivered in the second quarter of 1997 was almost enough to offset the negative impact on sales caused by the reduced quantity of fireplaces. Between the comparative six month periods, net sales also decreased approximately 1% as in the quarterly comparison. The decrease in sales resulted from a small decrease in the number of both fireplace units and gas log sets that were shipped in the most recent six month period.

FACE BRICK PRODUCTS. Net sales decreased approximately 1% in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. The reduction in sales was the direct result of a reduction in the quantity shipped in the most recent quarter. Between the comparative six month periods, net sales increased approximately 7% as the result of a 7% increase in the quantity of brick sold.

GROSS PROFIT
------------

FIREPLACE PRODUCTS. Gross profit decreased by approximately 2% in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. Between the comparative six month periods, gross profit decreased approximately 3%. The decrease in gross profit for both periods in fiscal 1997 was caused by the decrease in sales volume compared to the corresponding periods of fiscal 1996.

FACE BRICK PRODUCTS. Gross profit decreased approximately 1% in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. The decrease in gross profit resulted from the decrease in sales volume. Between the six month periods, gross profit increased 6%, approximately the same as the increase recorded in sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses increased by $147,000 or 7% in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. As a percentage of sales, expenses increased from approximately 25% in 1996 to 27% in 1997. Between the comparative six month periods, expenses decreased approximately $136,000 or 3%. As a percentage of sales, expenses were approximately 23% in each of the six month comparison periods.

INTEREST EXPENSE
----------------

Interest expense decreased $10,000 or 8% in the second quarter of 1997 compared to the second quarter of 1996. Between the comparative six month periods, interest expense decreased $13,000 or 4%. The decrease in expense in both the second quarter and the first six months of 1997 was caused by the decrease in debt outstanding during both periods compared to those in 1996.

INCOME TAXES
------------

Income tax expense of $443,000 for the first six months of fiscal 1997 includes the provision for both federal and state income taxes. An estimated annualized effective tax rate of 40% was applied to pre-tax income for the first six months of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities was $3,215,000 for the first six months of 1997 compared to $3,485,000 for the first six months of 1996. The reduced cash flow from operations was caused by changes in working capital, principally the decrease in accounts payable and accrued expenses.

In May 1996, the Company entered into a two year credit agreement with a bank whereby the Company may borrow up to $4,000,000 under a revolving credit facility. The outstanding principal balance may bear interest at a variable or fixed rate, at the Company's option, at the time funds are requested. Interest is payable on a monthly basis and also at the end of the borrowing period if borrowing at a fixed rate.

Working capital increased by $1,542,000 at February 28, 1997 compared to August 31, 1996. The current ratio increased from 1.8 to 3.0 along with the increase in working capital.

Capital expenditures and capitalized lease obligations for the first six months of 1997 were $660,000 compared to $846,000 for the first six months of 1996. Expenditures include amounts for tooling, dies, replacement items and repairs to manufacturing equipment. The capital additions have been financed by cash flow from operations and term notes on a portion of the replacement items.

The Company anticipates that cash flow from operations together with funds available from the revolving credit facility should provide the Company with adequate funds to meet its working capital requirements as well as requirements for capital expenditures for at least the next twelve months.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ending August 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 1996.

                   PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

    Exhibit
      No.        Description
    -------      -----------

      27         Financial Data Schedule (filed herewith)


B.  Reports on Form 8-K

The Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TEMTEX INDUSTRIES, INC.



DATE:  4/10/97                BY:  /s/ E. R. Buford
     --------------                ------------------------------
                                   E. R. Buford
                                   President



DATE:  4/10/97                BY:  /s/ R. N. Stivers
     -------------                 ------------------------------
                                   R. N. Stivers
                                   Vice President-Finance