Form 10-Q
period 1997-05-31
TEMTEX INDUSTRIES INC
filed 1997-07-07
CIK 110740

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended May 31, 1997         Commission File No. 0-5940


                     TEMTEX INDUSTRIES, INC.
     ------------------------------------------------------
     (Exact name of Registrant as specified in its Charter)



          Delaware                               75-1321869
------------------------------               ------------------
(State or other jurisdiction of              (I.R.S. Employer
of incorporation or organization             Identification No.)



5400 LBJ Freeway, Suite 1375, Dallas, Texas               75240
-------------------------------------------            -----------
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
               (In Thousands Except Share Amounts)

                                             3 Mths. Ended                 9 Mths. Ended
                                                May 31,                        May 31,
                                          1997           1996           1997           1996
                                        ---------      ---------      ---------      ---------
Net sales                               $   8,479      $   9,660      $  30,550      $  31,713
Cost of goods sold                          6,815          7,538         22,577         23,178
                                        ---------      ---------      ---------      ---------
                                            1,664          2,122          7,973          8,535

Cost and expenses:
  Selling, general and administrative       2,180          2,041          7,200          7,197
  Interest                                    117            137            398            431
Other income                                   (7)            (8)          (107)            (5)
                                        ---------      ---------      ---------      ---------
                                            2,290          2,170          7,491          7,623
                                        ---------      ---------      ---------      ---------
   (LOSS) INCOME FROM OPERATIONS
      BEFORE INCOME TAXES                    (626)           (48)           482            912

State and federal income taxes
  --Note A                                   (250)           (21)           193            392
                                        ---------      ---------      ---------      ---------
        NET (LOSS) INCOME               $    (376)     $     (27)     $     289      $     520
                                        =========      =========      =========      =========

(Loss) income per common share--Note B

        NET (LOSS) INCOME               $    (.11)     $    (.01)     $     .08      $     .15
                                        =========      =========      =========      =========

Weighted average common and common
  equivalent shares outstanding         3,477,141      3,467,141      3,481,991      3,484,861
                                        =========      =========      =========      =========


See notes to condensed consolidated financial statements.

            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
        Condensed Consolidated Balance Sheets (Unaudited)
                May 31, 1997 and August 31, 1996
                         (In Thousands)

                                                  May 31,   August 31,
                                                    1997       1996
                                                  -------   ----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $   287   $   445
  Accounts receivable, less allowance
    for doubtful accounts of $469,000
    at May 31, 1997 and $435,000
    at August 31, 1996                              4,628     6,971
  Inventories                                       8,625    10,224
  Prepaid expenses and other assets                   423       285
  Deferred taxes                                      226       226
                                                  -------   -------

          TOTAL CURRENT ASSETS                     14,189    18,151

DEFERRED TAXES                                        672       672

OTHER ASSETS                                          165       381

ASSETS RELATED TO DISCONTINUED OPERATIONS
     --Note F                                          --       202

PROPERTY, PLANT AND EQUIPMENT
  Land and clay deposits                              405       325
  Buildings and improvements                        3,491     3,491
  Machinery, equipment, furniture and fixtures     23,835    23,289
  Leasehold improvements                              868       866
                                                  -------   -------
                                                   28,599    27,971
  Less allowances for depreciation,
    depletion and amortization                     20,615    19,367
                                                  -------   -------
                                                    7,984     8,604



                                                  -------   -------

                                                  $23,010   $28,010
                                                  =======   =======

                                                  May 31,   August 31,
                                                   1997        1996
                                                  -------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                   $   500   $ 3,099
  Accounts payable                                  2,362     4,714
  Accrued expenses                                  1,479     1,708
  Income taxes payable                               (107)       57
  Current maturities of indebtedness
    to related parties                                  9         8
  Current maturities of long-term
    obligations--Note C                               183       236
                                                  -------   -------

     TOTAL CURRENT LIABILITIES                      4,426     9,822

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities                           1,606     1,613

LONG-TERM OBLIGATIONS,
  less current maturities--Note C                     707       605

COMMITMENTS AND CONTINGENCIES--Note E                  --        --

STOCKHOLDERS' EQUITY--Note D
  Preferred stock - $1 par value; 1,000,000
    shares authorized, none issued                     --        --
  Common stock - $.20 par value; 10,000,000
    shares authorized, 5,278,625 shares issued
    at 5/31/97 and 5,268,625 shares issued
    at 8/31/96.                                       718       716
  Additional capital                                9,246     9,236
  Retained earnings                                 6,634     6,345
                                                  -------   -------
                                                   16,598    16,297
Less:
    Treasury stock:
      At cost - 113,696 shares                        327       327
      At no cost - 1,687,788 shares                    --        --
                                                  -------   -------
                                                   16,271    15,970

                                                  -------   -------

                                                  $23,010   $28,010
                                                  =======   =======

See notes to condensed consolidated financial statements.

              TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
     Condensed Consolidated Statements of Cash Flows (Unaudited)
                           (In Thousands)

                                                              9 Months Ended
                                                                  May 31,
                                                              1997      1996
                                                            --------  --------
OPERATING ACTIVITIES
  Net income                                                $    289  $    520
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation, depletion and amortization                   1,509     1,385
    Gain on disposition of property, plant and equipment        (101)       (7)
    Provision for doubtful accounts                              233       143
    Changes in operating assets and liabilities:
      Accounts receivable                                      2,110     1,145
      Inventories                                              1,599      (869)
      Prepaid expenses and other assets                         (108)      (38)
      Accounts payable and accrued expenses                   (2,581)     (493)
      Income taxes payable                                      (164)      552
                                                            --------  --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                2,786     2,338

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                    (902)   (1,502)
  Proceeds from disposition of assets and other receipts
    related to discontinued operations                           411        --
  Expenditures on assets related to discontinued
    operations                                                   (57)      (72)
  Proceeds from disposition of property, plant
    and equipment                                                155         9
                                                            --------  --------
      NET CASH USED IN INVESTING ACTIVITIES                     (393)   (1,565)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit and
    long-term borrowings                                         765     2,299
  Principal payments on revolving line of credit,
    long-term obligations and indebtedness to
    related parties                                           (3,328)   (3,326)
  Proceeds from issuance of common stock                          12        11
                                                            --------  --------
      NET CASH USED IN FINANCING ACTIVITIES                   (2,551)   (1,016)
                                                            --------  --------

DECREASE IN CASH AND CASH EQUIVALENTS                           (158)     (243)

Cash and cash equivalents at beginning of year                   445       736
                                                            --------  --------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD             $    287  $    493
                                                            ========  ========


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--INCOME TAXES

Income taxes have been provided using the liability method in accordance with the Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Income for the first nine months of fiscal 1997 reflects an estimated annualized tax rate of approximately 40%.

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

NOTE C--NOTES PAYABLE AND LONG-TERM DEBT

In May 1996, the Company entered into a two year credit agreement with a bank whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. At the option of the Company, borrowings under the note may bear interest at the lending bank's prime commercial interest rate or at the London Interbank Offered Rate ("LIBOR") plus 1.25 percentage points. Interest is payable on a monthly basis. The loan agreement contains covenants that require the maintenance of a specified ratio of quick assets to current liabilities, as defined,and a specified ratio of total liabilities to tangible net worth, as defined, both ratios to be measured on a quarterly basis. At May 31, 1997, $500,000 was outstanding under the revolving credit note.

NOTE D--CAPITAL STOCK

At May 31, 1997 and August 31, 1996, there were 1,000,000 shares of preferred stock, with a par value of $1 authorized. None have been issued.

At May 31, 1997 and August 31, 1996, there were 10,000,000 shares of par value $.20 common stock authorized. At August 31, 1996, 5,268,625 shares were issued of which 3,467,141 shares were outstanding. At May 31, 1997, 5,278,625 shares were issued of which 3,477,141 shares were outstanding. The remainder of the issued stock is comprised of 113,696 shares of treasury stock at cost and 1,687,788 shares of treasury stock at no cost.

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

The remaining parcel of land is on the market to be sold.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Net Sales
---------

The Company reported a 12% decrease in net sales to $8,479,000 in the third quarter of fiscal 1997 compared to net sales of 9,660,000 in the third quarter of fiscal 1996. For the first nine months of 1997, sales of $30,550,000 were approximately 4% less than sales of $31,713,000 reported for the first nine months of 1996.

FIREPLACE PRODUCTS. Net sales decreased approximately 16% in the third quarter of fiscal 1997 compared to the third quarter of 1996. The sales decrease was mainly attributed to a 13% decrease in the number of zero clearance fireplace units delivered during the most recent quarter. Between the comparative nine month periods, net sales decreased approximately 6%. As in the quarterly comparison, the decrease in sales was mainly caused by a 7% decrease in the number of fireplace units delivered during the most recent nine month period.

FACE BRICK PRODUCTS. Net sales decreased less than 1% in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. The reduction in sales was the direct result of a reduction in the quantity of brick shipped in the most recent quarter. Between the comparative nine month periods, net sales increased approximately 4%, mainly as the result of a 3% increase in the quantity of brick delivered.

Gross Profit
------------

FIREPLACE PRODUCTS. Gross profit decreased by approximately 38% in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. Between the comparative nine month periods, gross profit decreased approximately 11%. The decrease in gross profit for both periods in fiscal 1997 was caused by the decrease in sales volume compared to the corresponding periods of fiscal 1996.

FACE BRICK PRODUCTS. Gross profit increased approximately 7% in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. The increase in gross profit resulted from an overall increase in the sales price that the Company received for its brick products between the comparative quarters. Between the nine month periods, gross profit increased 6%. The increase was mainly due to the increase in sales caused by the increase in the quantity shipped aided by a small increase in the sales price.

Selling, General And Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased by $139,000 or 7% in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. Between the comparative nine month periods, expenses remained the same.

Interest Expense
----------------

Interest expense decreased $20,000 or 15% in the third quarter of 1997 compared to the third quarter of 1996. Between the comparative nine month periods, interest expense decreased $33,000 or approximately 8%. The decrease in expense in both the third quarter and the first nine months of 1997 was caused by the decrease in debt outstanding during both periods compared to those in 1996.

Income Taxes
------------

Income tax expense of $193,000 for the first nine months of fiscal 1997 includes the provision for both federal and state income taxes. An estimated annualized effective tax rate of 40% was applied to pre-tax income for the first nine months of fiscal 1997.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $2,786,000 for the first nine months of 1997 compared to $2,338,000 for the first nine months of 1996. The increased cash flow from operations was caused by changes in working capital, principally the decrease in accounts receivable and inventories.

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

Working capital increased by $1,434,000 at May 31, 1997 compared to August 31, 1996. The current ratio increased from 1.8 to 3.2 along with the increase in working capital.

Capital expenditures and capitalized lease obligations for the first nine months of 1997 were $909,000 compared to $1,502,000 for the first nine months of 1996. Expenditures include amounts for tooling, dies, replacement items and repairs to manufacturing equipment. The capital additions have been financed by cash flow from operations and term notes on a portion of the replacement items.

The Company anticipates that cash flow from operations with funds available from the revolving credit facility should provide the Company with adequate funds to meet its working capital requirements as well as requirements for capital expenditures for at least the next twelve months.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended May 31, 1997 are not necessarily indicative of the results that may be expected for the year ending August 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 1996.

                     PART II.  OTHER INFORMATION



ITEM 6.     EXHBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.
          --------

          Exhibit
            No.        Description
          -------      -----------

            27.1       Financial Data Schedule (filed herewith)


     (b)  Reports on Form 8-K.
          -------------------

          The Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

                             SIGNATURES
                             ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TEMTEX INDUSTRIES, INC.



DATE:  07/07/97                    BY:  /s/ E.R.Buford
     ------------                       -------------------------
                                        E. R. Buford
                                        President



DATE:  07/07/97                    BY:  /s/ R. N. Stivers
     -------------                      -------------------------
                                        R. N. Stivers
                                        Vice President-Finance