Form 10-K405
period 1997-08-31
TEMTEX INDUSTRIES INC
filed 1997-11-25
CIK 110740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-K

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES     EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended:  August 31, 1997

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

             Common Stock, par value $0.20 per share
                        (Title of Class)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    YES  X       NO
                        ------      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.    X
                                                           -----

As of November 12, 1997, the aggregate market value of the voting stock held by nonaffiliates of Temtex Industries, Inc. was $7,245,630.

As of August 31, 1997 there were 3,477,141 shares of common stock, par value $0.20 per share, of Temtex Industries, Inc. outstanding.

                             PART I

ITEM 1.     BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

The Company is a major producer of metal fireplace products (woodburning and gas) and face brick products used in the residential and commercial building markets. The Company manufactures woodburning metal fireplaces as well as those utilizing natural gas and liquified petroleum products. The Company in 1992, introduced its Temco American Dream(Trademark) ventfree gas log product line. The ventfree fireplace units provide heat from glowing artificial logs without the use of a vent, flue or similar device. The Company also manufactures and markets a line of face brick products in varying styles, textures, sizes and colors. The Company was organized in 1969 under the name Monnfield Industries, Inc. and in 1971 changed its name to Temtex Industries, Inc. In August 1971, the Company merged with Texas Clay Industries, Inc., thereby acquiring several businesses, including its face brick business.

NARRATIVE DESCRIPTION OF BUSINESS

Fireplace Products
------------------

Through its wholly owned subsidiary, Temco Fireplace Products, Inc. ("TFPI"), formerly Temtex Products, Inc., the Company manufactures and distributes zero clearance metal fireplace units and gas fireplace equipment. For the fiscal year ended August 31, 1997, the Company had aggregate sales of fireplace products of approximately $30.2 million.

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

Ventfree Gas Logs and Ventfree Fireplaces. During fiscal 1992, the Company introduced its American Dream(TRADEMARK) ventfree gas log and a related ventfree fireplace unit. The American Dream(TRADEMARK) ventfree gas log is a simulated wood log and burner set assembly utilizing a patented design licensed to the Company. This design permits the burning of natural gas or liquefied petroleum products, such as propane, to provide heat without the necessity of venting carbon monoxide from the combustion area. The simulated wood logs utilized in the American Dream(TRADEMARK) ventfree gas log set are made of a soft ceramic material to resemble wood logs and the embers produced by the burning of wood logs. As the soft ceramic material is heated by the burner set, it radiates heat and produces a red glow resembling that produced by wood logs in a masonry fireplace. The Company also markets its ventfree gas logs as the Firetech 2000(REGISTERED) ventfree gas log, depending upon the customer. Unlike vented fireplaces, which must be located where outside venting can be effected, the Company's ventfree gas logs may be placed in any location where a heat source is desired, including existing fireplaces. Existing fireplaces can be modified to accommodate the use of the Company's ventfree gas logs at a nominal cost.

The Company markets ventfree gas log products, which consists of several different sizes of ventfree gas log sets and ventfree gas heaters and fireplace units. The current fireplace products are marketed under either the American Dream(TRADEMARK) ventfree name or the Firetech 2000(REGISTERED) ventfree name, depending upon the customer. Sales of the combined ventfree gas log and fireplace unit have been primarily to new home contractors, while significant quantities of the ventfree gas log sets not associated with a zero clearance fireplace unit have been sold to independent distributors and contractors serving the remodeling and retrofit markets.

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

Although the Company ships its fireplace products nationwide, its sales tend to be somewhat concentrated in the states where housing construction is active. Because the Company typically produces its products to meet specific orders by contractors, large distributors or retailers, it does not maintain material amounts of inventories in excess of anticipated short-term demand. The raw materials for the Company's fireplace products are readily available from a variety of sources. During fiscal ended August 31, 1997, no single customer for fireplace products accounted for more than 10% of the Company's consolidated sales during such period.

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

Face Brick Products
-------------------

The Company manufactures a broad line of face brick in a variety of styles, textures, sizes and colors. The Company's face brick products are manufactured in Malakoff, Texas (approximately 75 miles southeast of Dallas, Texas), through its Texas Clay Division. For the fiscal year ended August 31, 1997, the Company had sales of face brick products of approximately $9.0 million.

Manufacturing. Approximately 90% of the clay deposits presently utilized in the manufacturing of face brick products by the Company are located within twelve miles of its Malakoff operating facilities. The Company owns approximately 669 acres of land, most of which the Company believes have clay deposits, and leases an aggregate of approximately 460 additional acres which it also believes to contain clay deposits. Generally, the leases will continue so long as clay is mined in paying quantities or minimum royalties are paid. Royalties under the leases range from $0.25 to $0.35 per cubic yard of merchantable clay removed. The Company normally maintains at least a 120 day supply of raw clay at its operating facilities. Historically, Texas Clay has obtained approximately 25% of its raw clay requirements from its own land and the remaining 75% from leased land. The Company believes that its clay reserves necessary for making face bricks are adequate for the foreseeable future, although the Company does not have sufficient engineering data to permit it to predict the extent of such reserves with accuracy. Additionally, the Company believes that there is an abundance of clay deposits located near its Malakoff operating facility which would be available to the Company on acceptable terms if additional clay deposits are needed.

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

Marketing and Distribution. The face brick products manufactured by the Company are distributed primarily in Texas and adjacent states to commercial and residential contractors, architects and interior and commercial decorators. The Company markets its face brick products primarily through independent distributors. In addition, the Company currently employs one full-time salesperson. Sales made to the residential market generally produce higher profit margins than sales made to the commercial markets. During the fiscal year ended August 31, 1997, no single face brick customer accounted for more than 10% of the Company's consolidated net sales during such period.

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

Inventories and Payment Terms
-----------------------------

As a general rule, the Company's customers are not permitted to return fireplace units or face brick products, nor are they granted extended payment terms on any of these products. As a result, the Company's working capital needs are less than would be the case if it carried significant amounts of inventory, accepted returns of merchandise or granted extended payment terms.

Patents and Trademarks
----------------------

The Company does not own any material patents, but does own a variety of trademarks and trade names. The consumer products manufactured by the Company are sold primarily under the trademark or trade names of Temco(REGISTERED), Amberlight(REGISTERED), Temco American Dream(TRADEMARK), Firetech 2000(REGISTERED) and Masterworks 280(REGISTERED) direct vent fireplace. The Company believes that its trademarks and trade names as a whole have significant value. However, the Company does not consider any one or group of its trademarks or trade names or any licenses granted to or by it to be material to its business as a whole, except for the patent license (the "Patent License") relating to its ventfree fireplace products and direct vent fireplaces.

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

Backlog
-------

The table set forth below gives certain information with respect to the approximate backlog of the Company by business segment.


                         Face            Fireplace
                    Brick Products        Products        Total
                    --------------      -------------  ----------
                                        (In Thousands)
Balance at
  8/31/96             $ 1,626             $ 2,256       $ 3,882

Balance at
  8/31/97             $ 1,672             $ 1,267       $ 2,939

As of August 31, 1997, the amount of backlog of orders shown above is believed to be firm and the orders are expected to be filled during 1998. The Company does not consider backlog amounts to be significant due to the nature of the customer's order patterns.

Government Regulations
----------------------

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

Employees
---------

As of August 31, 1997, the Company employed approximately 540 persons (including employees of wholly-owned subsidiaries) of whom approximately 170 were salaried and 370 were hourly employees.

ITEM 2.     PROPERTIES

Corporate Office
----------------

The executive offices of the Company are located at 5400 LBJ Freeway, Suite 1375, Dallas, Texas 75240. Such offices consist of a small office suite which is leased under a five year lease expiring on September 30, 2001. The current monthly rental is $5,185.

Fireplace Products
------------------

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

The Company's Manchester facility contains approximately 127,000 square feet and includes a main building of metal construction and three adjacent smaller buildings, generally of metal construction. The Manchester facility is leased by the Company from HUTCO, a California partnership of which Mr. James E. Upfield (Chairman of the Board of the Company) is a general partner. The original lease provided for a twenty-five year term, expiring in 2014 with a monthly rental of $13,020, subject to certain scheduled rental escalations based upon increases in the consumer price index. During fiscal 1994, the Company entered into a new lease agreement with HUTCO whereby HUTCO expanded the Manchester facility by 30,000 square feet to a total of approximately 157,000 square feet. The monthly rental beginning January, 1995 increased to $21,500 and is subject to certain scheduled rent escalations based upon increases in the consumer price index. The new lease provides for a twenty-five year term, expiring in 2020. In the opinion of the management of the Company, the leases from HUTCO were consummated on terms and conditions as favorable to the Company as terms and conditions obtainable from non-affiliated parties.

The Company's manufacturing facility in Perris is located on ten acres of land and contains approximately 78,000 square feet. The facility is leased by the Company under a long-term lease originally expiring in 1999. During fiscal 1995, the Company exercised a ten year option extending the lease through September 30, 2008. The monthly rental rate remains the same at $6,368.

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

Face Brick Products
-------------------

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

                             PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

The following table summarizes the high and low sales prices of the Common Stock provided to the Company by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The Company's Common Stock trades on the NASDAQ market under the symbol TMTX.

                              Price (1)
                          ----------------
                          High       Low
                         ------    ------
     FISCAL 1996
     -----------
     First Quarter       $4.75     $3.63
     Second Quarter       5.25      3.38
     Third Quarter        5.00      3.50
     Fourth Quarter       4.50      2.94

     FISCAL 1997
     -----------
     First Quarter        $4.13    $2.75
     Second Quarter        4.50     2.38
     Third Quarter         3.63     2.38
     Fourth Quarter        3.88     2.32

(1) The prices shown represent quotations between dealers and do not include mark-ups, mark-downs or commissions, and may not represent actual transactions.

The number of shareholders of record and beneficial shareholders of the Company as of November 12, 1997 was approximately 1,200. The only stock of the Company outstanding is Common Stock par value
$0.20 per share.

No cash dividends were declared or paid during fiscal 1996 or 1997. The Company currently intends to reinvest its earnings for use in its business and to finance future growth. Accordingly, the Company does not anticipate paying dividends in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA


                                                                              Years Ended August 31,
                                                       ---------------------------------------------------------------
                                                        1997           1996           1995           1994       1993
                                                       -------        -------        -------       -------    --------
                                                                      (in thousands, except share amounts)
Selected Statement of Operations Data:

     Net Sales
        Fireplace products.........................    $30,198        $33,110        $34,504       $35,324     $26,371
        Face brick products........................      9,010          8,862          8,400         8,611       7,736
                                                       -------        -------        -------       -------     -------
          Total net sales..........................     39,208         41,972         42,904        43,935      34,107
     Cost of goods sold............................     29,693         30,977         30,962        29,391      23,657
                                                       -------        -------        -------       -------     -------
     Gross profit..................................      9,515         10,995         11,942        14,544      10,450
     Selling, general and administrative
        expenses...................................      9,455          9,548         10,782        10,291       7,735
     Interest expense..............................        519            583            424           526         903
     Other income..................................       (114)            (2)          (122)          (71)        (45)
                                                       -------        -------        -------       -------     -------
     Income (loss) from continuing operations
        before income taxes........................       (345)           866            858         3,798       1,857
     Income tax expense (benefit)..................       (144)           324            369          (280)        713
                                                       -------        -------        -------       -------     -------
     Income (loss) from continuing operations
        before extraordinary item..................       (201)           542            489         4,078       1,144
     Loss from discontinued operations,
        less applicable federal taxes..............         --             --             --            --         (87)
     Extraordinary gain from utilization of
        operating loss carryforward................         --             --             --            --         530
                                                       -------        -------        -------       -------     -------

     Net income (loss).............................    $  (201)       $   542        $   489       $ 4,078     $ 1,587
                                                       =======        =======        =======       =======     =======

     Income (loss) per common share:
        Income (loss) from continuing operations,
          before extraordinary item................    $  (.06)       $   .16        $   .14       $  1.25     $   .45
        Loss from discontinued operations..........         --             --             --            --        (.03)
        Extraordinary item.........................         --             --             --            --         .21
                                                       -------        -------        -------       -------     -------
        Net income (loss) per common share.........    $  (.06)       $   .16        $   .14       $  1.25     $   .63
                                                       =======        =======        =======       =======     =======
     Weighted average common and common
        equivalent shares outstanding..............  3,474,155      3,491,131      3,502,887     3,272,568   2,520,189
                                                     =========      =========      =========      =========      =========


Cash Dividends Declared Per Common Share...........    $    --        $    --        $    --        $    --        $    --
                                                       =======        =======        =======        =======        =======


                                                                                 August 31,
                                                       -------------------------------------------------------------------

                                                        1997           1996           1995           1994           1993
                                                       -------        -------        -------        -------        -------

Selected Balance Sheet Data:

     Working capital...............................    $ 9,990        $ 8,329        $ 9,014        $10,189        $ 1,582
     Total assets (1)..............................     23,233         27,808         27,116         23,643         16,903
     Short-term debt (2)...........................      1,011          3,343          2,770            595          4,969
     Long-term debt, excluding current
        maturities (3).............................      2,244          2,218          3,099          1,346          2,166
     Stockholders' equity..........................     15,781         15,970         15,416         14,916          4,309

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

Overview
--------

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

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

Net Sales
---------

Fireplace Products. Net sales decreased $2.9 million or 9% in fiscal 1997 compared with fiscal 1996. The reduction in sales was the direct result of a decrease in the quantity of woodburning fireplaces delivered in 1997. Intense competition within the industry has prohibited the Company from increasing selling prices on its fireplace products.

Face Brick Products. Net sales increased approximately $0.1 millon or 2% in fiscal 1997 compared with fiscal 1996. A small increase in selling price was responsible for the increase in net sales.

Gross Profit
------------

Fireplace Products. Gross profit decreased approximately 20% in fiscal 1997 compared with fiscal 1996. The decrease in sales volume was the major factor contributing to the decrease in gross profit.

Face Brick Products. Gross profit increased approximately 5% in fiscal 1997 compared with fiscal 1996. The increase was a direct result of the increase in the selling price for brick products.

Selling, General and Administrative Expenses
--------------------------------------------

Selling expenses decreased 9% in fiscal 1997 compared with fiscal
1996. The decrease was mainly due to decreases in selling commissions, payroll and advertising expenses.

General and administrative expenses increased approximately 11% in fiscal 1997 compared with fiscal 1996. Payroll related fringe benefits, specifically group health insurance and worker's compensation insurance expenses were less than usual in fiscal 1996 due to refunds received in 1996 that related to prior years and adjustment of accrued balances to more accurately reflect estimated liabilities in fiscal 1996. Expenses for fiscal 1997 do not include any significant adjustments for prior year activity.

Interest Expense
----------------

Interest expense decreased $64,000 or 11% in fiscal 1997 compared with fiscal 1996. The decrease in interest expense was the direct result of the decrease in the average indebtedness of the Company throughout fiscal 1997.

Other Income
------------

Other income for both fiscal 1997 and 1996 includes small amounts of miscellaneous income and expenses from various sources.

Income Taxes
------------

The provision for income taxes, both current and deferred, decreased from an expense of $324,000 in fiscal 1996 to a benefit of $144,000 in fiscal 1997 due to diminished operating results. In fiscal 1997, the income tax provision consists of a benefit of $202,000 in federal and an expense of $58,000 in state taxes.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

Net Sales
---------

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

Face Brick Products. Net sales increased $0.5 million or 6% in fiscal 1996 compared with fiscal 1995. An increase in the quantity of face brick shipped in 1996 along with a small increase in the selling price which the Company received for its product, were responsible for the overall increase in net sales.

Gross Profit
------------

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

Selling, General and Administrative Expenses
--------------------------------------------

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

Interest Expense
----------------

Interest expense increased $159,000 or 38% in fiscal 1996 compared with fiscal 1995. The increase in interest expense was the direct result of the increase in the average indebtedness of the Company in 1996.

Other Income
------------

Other income for both fiscal 1996 and 1995 includes small amounts from various sources.

Income Taxes
------------

Income tax expense, both current and deferred, decreased from $369,000 in fiscal 1995 to $324,000 in fiscal 1996. In fiscal
1996, income tax expense consisted of $154,000 in federal, $146,000 in state and $24,000 in foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3,088,000, $2,161,000 and $1,358,000 in fiscal 1997, 1996 and 1995, respectively. Working capital also increased $1,661,000 in fiscal 1997 mainly due to decreases in notes payable and accounts payable. In fiscal 1996, working capital decreased $685,000 due to an increase in notes payable.

Capital expenditures and capitalized lease obligations for fireplace and face brick products totalled $1,158,000 ($682,000 for fireplace products and $476,000 for face brick products), $2,057,000 ($1,722,000 for fireplace products and $335,000 for face brick products) and $5,294,000 ($4,030,000 for fireplace products and $1,264,000 for face brick products) in fiscal 1997, 1996 and 1995, respectively. The majority of expenditures in each of the years was for tooling, replacement items and major repairs to manufacturing equipment. Approximately 117 acres of land were purchased in fiscal 1997 believed to contain an estimated five million cubic yards of shale/clay to be utilized in the production of face brick. In fiscal 1995, equipment was purchased for the Tennessee location which was expanded to increase its fireplace manufacturing capacity. The Company entered into a new lease agreement for the Tennessee facility at that time in consideration of the expansion which was financed by the partnership which owns the facility. In fiscal 1995, the Company also exercised its option to extend its lease of the fireplace manufacturing facility in California. Also, in fiscal 1995, expenditures for face brick products included an amount for approximately 80 acres of land believed to contain an estimated 400,000 cubic yards of clay. Construction of a replacement office building at the face brick products manufacturing facility was completed early in fiscal 1995.

In May 1996, the Company entered into a two year credit agreement with a bank whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. The outstanding principal balance may bear interest at a variable or fixed rate, at the Company's option, at the time funds are requested. Interest is payable on a monthly basis and also at the end of the borrowing period if borrowing at a fixed rate. The revolving credit facility had an outstanding balance of $800,000 at August 31, 1997. The credit facility requires the Company to maintain certain minimum financial ratios, on a quarterly basis, in addition to positive net income for each annual accounting period. The Company is in compliance with the covenants requiring the maintenance of the financial ratios but due to the net loss experienced in fiscal 1997, was not in compliance with the covenant requiring positive net income. The lending bank has waived the net income requirement for the year ended August 31, 1997.

Advances from the revolving credit facility were used to repay the principal balance outstanding and accrued interest on a two year revolving credit note that expired, as scheduled, in May 1996. In addition, a promissory term note that had been added to the expiring revolving credit note, was repaid at the same time. The term note was scheduled for repayment in March 1998.

In fiscal 1997, the majority of purchases of tooling and manufacturing equipment was made using cash generated from operations. Proceeds from long-term notes were used to purchase land and a few pieces of equipment.

The Company anticipates that cash flow from operations together with funds available from the revolving credit facility should provide the Company with adequate funds to meet its working capital requirements as well as requirements for capital expenditures for at least the next twelve months.

EFFECTS OF INFLATION

The Company believes that the effects of inflation on its operations have not been material during the past three fiscal years. However, inflation could adversely affect the Company if inflation results in higher interest rates or a substantial weakening in economic conditions that could adversely affect the new housing market.

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

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     (a)  DIRECTORS OF THE COMPANY

The names of the directors and nominees for the office of director and information about them, as furnished by the directors and nominees themselves, are set forth below:


                                        First               Positions and Offices with Company, Business
                                        Became a            Experience During Past Five Years and Other
       Name               Age           Director in         Directorships
-------------------      -----          -----------         ----------------------------------------------
James E. Upfield          77               1969             Chairman of the Board of the Company for more
                                                            than the past five years; also Chairman of the
                                                            Board of Temco Fireplace Products, Inc., a
                                                            wholly-owned subsidiary of the Company; serves
                                                            as a director of Magnum Petroleum, Inc.
                                                            (formerly Hunter Resources, Inc.) which is
                                                            engaged in the sale of oil, gas and oilfield
                                                            services.

E. R. Buford              62               1973             President of the Company for more than five
                                                            years and was elected Chief Executive Officer
                                                            of the Company in February, 1986; President
                                                            and a director of Temco Fireplace Products, Inc.,
                                                            a wholly-owned subsidiary of the Company, for
                                                            more than the past five years.

Joseph V. Mariner, Jr.    77               1979             Retired as Chairman and Chief Executive Officer
                                                            of Hydro-Metals, Inc., when it was acquired by
                                                            Wallace Murray Corporation, a manufacturer of
                                                            plumbing ware and cutting tools; serves as a
                                                            director of Peerless Mfg. Co., a manufacturer
                                                            of separators and filters used for removing
                                                            liquids and solids from gases and air; the
                                                            Dyson-Kissner-Moran Corporation, a New York
                                                            based privately owned investment company;
                                                            Kearney National, Inc., a manufacturer of
                                                            electrical power distribution products; El
                                                            Chico Restaurants, Inc., a Mexican restaurant
                                                            chain; and Renters Choice, Inc., operates
                                                            Rent-To-Own Stores.

Larry J. Parsons          68               1989             Retired in 1988 as partner of Ernst & Whinney
                                                            (now known as Ernst & Young LLP), an
                                                            international public accounting firm.  Mr.
                                                            Parsons was a partner for more than five years
                                                            before his retirement and holds no other
                                                            directorships.

Scott K. Upfield          38               1992             President, Treasurer and a director of Insurance
                                                            Technologies Corporation, a company principally
                                                            engaged in developing and marketing software to
                                                            the insurance industry for more than the past
                                                            five years.







Richard W. Griner         59               1995             Director, President and Chief Operating Officer
                                                            of The Hart Group, a privately owned company
                                                            which supplies managerial services to privately
                                                            owned Rmax, Inc., a manufacturer of rigid foam
                                                            roofing and sheathing insulation for more than
                                                            the past five years; director and President of
                                                            HC Industries, Inc. and of HC Industries NV.,
                                                            Inc., subsidiaries of Rmax; and director of
                                                            Axon, Inc., a multifaceted contracting and
                                                            service company.  Mr. Griner is also a director
                                                            and President of Rmax.


Each of the above named nominees is a member of the present Board of Directors and was elected to such office at the Annual Meeting of Stockholders held March 6, 1997. There are no family relationships among any of the directors or among any of the directors and any officers of the Company except Messrs. James E. Upfield and Scott K. Upfield who are father and son.

     (b)  EXECUTIVE OFFICERS OF THE COMPANY


        Name                   Age                                       Offices with Company
-------------------           -----                         ----------------------------------------------
James E. Upfield                77                          Chairman of the Board and a director

E. R. Buford                    62                          President, Chief Executive Officer and a
                                                            director

R. N. Stivers                   61                          Vice President-Finance, Secretary, Treasurer,
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

                   SUMMARY COMPENSATION TABLE
                   --------------------------


                                                                        Long Term Compensation
                                                            -----------------------------------------------
                        Annual Compensation                           Awards                   Payouts
                    ---------------------------             -------------------------     -----------------
                                                  Other                    Securities               All
                                                  Annual    Restricted     Underlying     LTIP      Other
Name and                                          Compen-     Stock          Options/     Pay-      Compen-
Principal           Fiscal    Salary     Bonus    sation      Awards           SARs       outs      sation
Position            Year        ($)      ($)        ($)        ($)             (#)         ($)        ($)
-----------------------------------------------------------------------------------------------------------
E.R.Buford          1995      205,300    -0-        N/A        -0-             -0-         -0-        N/A
Chief               1996      213,500    -0-        N/A        -0-             -0-         -0-        N/A
Executive           1997      222,100    -0-        N/A        -0-             -0-         -0-        N/A
Officer and
President
-----------------------------------------------------------------------------------------------------------
J. E. Upfield       1995      150,000    -0-        N/A        -0-             -0-         -0-        N/A
Chairman of         1996      150,000    -0-        N/A        -0-             -0-         -0-        N/A
the Board           1997      150,000    -0-        N/A        -0-             -0-         -0-        N/A
-----------------------------------------------------------------------------------------------------------
R. N. Stivers       1995      107,800    -0-        N/A        -0-             -0-         -0-        N/A
Chief Financial     1996      112,000    -0-        N/A        -0-             -0-         -0-        N/A
Officer/Vice        1997      116,600    -0-        N/A        -0-             -0-         -0-        N/A
President-Finance
-----------------------------------------------------------------------------------------------------------

Other annual compensation did not exceed the lesser of either
$50,000 or 10% of total salary as disclosed in the summary compensation table.


Employment Contract Agreements
------------------------------

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

Select Management Employee Security Plan
----------------------------------------

Except for the Company's Select Management Employee Security Plan, the Company does not have any plans that could be deemed long-term incentive plans or defined benefit or actuarial plans under which benefits are determined primarily by reference to final compensation. The Select Management Employee Security Plan (the "Security Plan") provides certain death and retirement benefits to key employees of the Company. During the fiscal year ended August 31, 1997, ten (10) employees were participating in the Security Plan (including the three named executive officers in the Summary Compensation Table above). The Company's Compensation Committee has discretion to select additional employees (not more frequently than annually) to participate in the Security Plan.

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

Stock Option Plan for Key Employees
-----------------------------------

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

Option Grants During 1997 Fiscal Year
-------------------------------------

There were no stock options granted to the Company's executive officers named in the summary compensation table during fiscal year 1997.

----------------------------------------------------------------


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


                    Aggregated Option/SAR Exercises in Last Fiscal Year
                               and FY-End Option/SAR Values
                    ---------------------------------------------------
                                                                           Value of
                                                  Number of Securities     Unexercised In-
                                                  Underlying               the-Money
                                                  Unexercised              Options/SARs at
                                                  Options/SARs at FY-      FY-End ($)
                                                  End (#)
               Shares
               Acquired on    Value Realized      Exercisable/             Exercisable/
    Name       Exercise (#)        ($)            Unexercisable            Unexercisable
-------------------------------------------------------------------------------------------
E. R. Buford      -0-              -0-            Exercisable 50,000       $109,500
                                                  Exercisable 10,000             -0- (1)
                                                  Unexercisable 10,000           -0- (1)

J. E. Upfield     -0-              -0-                    -0-                    -0-

R. N. Stivers     -0-              -0-            Exercisable 5,000              -0- (1)
                                                  Unexercisable 5,000            -0- (1)

(1)  The Company's stock price at August 31, 1997 was below the option price.
-------------------------------------------------------------------------------------------

Stock Option Plan for Outside Directors
---------------------------------------

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

The following table shows stock options granted and presently exercisable to outside directors from May 23, 1990 to August 31, 1997:

                           Options
                         Granted and              Value of Unexercised
                          Presently     Option    In-The-Money Options
   Name of Director      Exercisable    Price     At Fiscal Year End
---------------------    -----------    ------    --------------------
Joseph V. Mariner, Jr.     2,500        $2.00          $ 3,450
                           2,500        $1.44            4,850
                           1,500        $3.31             -0-   (1)
                          ------                       -------
                           6,500                       $ 8,300
                          ======                       =======

Larry J. Parsons           2,500        $2.00          $ 3,450
                           2,500        $1.44            4,850
                           1,500        $3.31             -0-   (1)
                          ------                       -------
                           6,500                       $ 8,300
                          ======                       =======

Scott K. Upfield           2,500        $1.44            4,850
                           1,500        $3.31          $  -0-   (1)
                          ------                       -------
                           4,000                       $ 4,850
                          ======                       =======

Richard W. Griner          2,500        $4.81          $  -0-   (1)
                           1,500        $3.31             -0-   (1)
                          ------                       -------
                           4,000                       $  -0-
                          ======                       =======

(1) The Company's stock price at August 31, 1997 was below the option price.

Directors' Remuneration
-----------------------

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

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

James E. Upfield was, during the fiscal year, an officer of the Company and a member of the Compensation Committee of the Board of Directors. Mr. Upfield has engaged in certain transactions with the company described under the heading "CERTAIN
RELATIONSHIPS AND RELATED TRANSACTIONS".

Board Compensation Committee Report on Executive Compensation
-------------------------------------------------------------

The Compensation Committee of the Board of Directors consists of Mr. Richard W. Griner (Chairman), Mr. Larry J. Parsons, Mr. James
E. Upfield, Mr. Scott K. Upfield and Mr. Joseph V. Mariner, Jr. The Compensation Committee's primary function is to review the compensation awarded to the executive officers of the Company.

In determining executive compensation, the Compensation Committee reviews the performance of the specific executive, the operating performance of the Company, the compensation of executives of companies which are comparable to the Company and the performance of the Company's Common Stock. Particular emphasis is given to the operating results of the Company. The Company's Compensation Committee has access to, and review reports of, independent financial consultants who assimilate and evaluate the compensation of executive officers employed by companies which are generally comparable to the Company. The cumulative weight of all such factors is then generally considered to determine whether or not a particular executive should receive an increase in compensation, an incentive bonus under the Company's Executive Bonus Plan, a stock option or stock grant under the Company's Stock Option Plan for Key Employees, or any other compensation benefits. The Compensation Committee noted that while fiscal 1996 performance did not meet target levels in all categories, cost of living increases of approximately 4% were generally appropriate. Mr. E. R. Buford (the Chief Executive Officer of the Company) and Mr. Roger Stivers, have employment agreements with the Company which fix their annual salaries at certain minimum levels ($201,300 per annum for Mr. Buford and $105,000 per annum for Mr. Stivers).

The Compensation Committee believes that in order for the Company to succeed, it must attract and retain qualified executives who can not only perform satisfactorily on an individual basis but who can also retain and manage a quality staff of other executive officers and key employees. Thus, in addition to applying the criteria generally applicable to all executive officers, in determining the compensation of the chief executive officer, the Compensation Committee may also be influenced to a significant extent by the overall performance of the Company's other executives and key employees. After a review of all such factors and a report of independent financial consultants dated January 23, 1997, which concluded that a salary increase in the range of 4% for the Chief Executive Officer was appropriate, the Compensation Committee recommended that Mr. Buford's base salary be increased to $225,000 per annum. Neither the report of the independent financial consultants nor the Compensation Committee recommended that a bonus be paid for fiscal 1997.

               Mr. Richard W. Griner
               Mr. James E. Upfield
               Mr. Scott K. Upfield
               Mr. Larry J. Parsons
               Mr. Joseph V. Mariner, Jr.

Performance Graph
-----------------

The following table compares the performance of the Company's
Common Stock with certain comparable indices:




                      [PERFORMANCE TABLE]
                   [GRAPHIC MATERIAL OMITTED]




                                1992      1993      1994      1995      1996      1997
                              -------   -------   -------   -------   -------   -------
TEMTEX INDUSTRIES, INC.....   $100.00   $710.40   $860.00   $375.20   $290.40   $270.40
Dow Jones Industrial.......   $100.00   $115.41   $127.09   $153.83   $191.74   $265.10
Dow Jones Furnishings &
    Appliances.............   $100.00   $162.57   $149.13   $151.63   $175.24   $216.97


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     (a) The Company knows of no person owning beneficially more than 5% of the Company's Common Stock, except for the following person who owned, as of November 12, 1997, the number of shares of Common Stock of the Company set forth opposite his name in the table below:



                                                  Amount and Nature
 Title of       Name and Address                    of Beneficial          Percent
  Class        of Beneficial Owner                    Ownership (1)        of Class
-----------------------------------------------------------------------------------

Common Stock   James E. Upfield                      1,085,890  (2)          31.2%
               5400 LBJ Freeway
               Suite 1375
               Dallas, Texas 75240

Common Stock   Franklin Resources, Inc.                265,500                7.6%
               777 Mariners Island Blvd.
               San Mateo, CA 94404

Common Stock   Dimensional Fund Advisors, Inc.         188,000                5.4%
               1299 Ocean Avenue
               11th Floor
               Santa Monica, California 90401

_______________


     (1) The nature of the beneficial ownership of the shares is sole voting and investment power unless indicated otherwise.

     (2) Includes 24,750 shares of Common Stock held of record by HUTCO, a partnership of which Mr. Upfield is general partner. Mr. James E. Upfield has shared voting and investment power with respect to such shares of Common
          Stock.


     (b) The following table sets forth the beneficial ownership (as defined by the rules of the Securities and Exchange Commission) of Common Stock of the Company by the incumbent directors, nominees for director and all directors and officers as a group, together with the percentage of the outstanding shares which such ownership represents. Information is stated as of November 12, 1997.

                                        Amount and
  Title of     Name or Identity         Nature of Bene-          Percent of
   Class           of Group             ficial Ownership (1)        Class
---------------------------------------------------------------------------
Common Stock   James E. Upfield            1,085,890 (2)            31.2%

Common Stock   E. R. Buford                  109,062 (3)             3.1%

Common Stock   Joseph V. Mariner, Jr.          6,725 (4)              *

Common Stock   Larry J. Parsons                7,000 (4)              *

Common Stock   Scott K. Upfield               29,500 (5)             1.0%

Common Stock   Richard W. Griner               4,500 (5)              *

Common Stock   R. N. Stivers                  27,543 (6)             1.0%
                                           ---------                ----
                                           1,270,220                36.5%
__________
     * Denotes less than 1%.


     (1) The nature of the beneficial ownership of the shares by the respective persons or group is sole voting and investment power unless otherwise indicated.

     (2)  Includes 24,750 shares of Common Stock over which Mr.
          James E. Upfield has shared voting and investment power owned by HUTCO, a partnership of which Mr. James E.
          Upfield is a general partner.

     (3) Includes 60,000 shares of Common Stock exercisable under the 1990 Plan.

     (4) Includes 6,500 shares of Common Stock exercisable under the Outside Director Plan.

     (5) Includes 4,000 shares of Common Stock exercisable under the Outside Director Plan.

     (6) Includes 5,000 shares of Common Stock exercisable under the 1990 Plan.



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

The purchase price of a share of Common Stock under the Agreement is an amount equal to 90% of the mean between the highest and lowest quoted selling price for a share of Common Stock in any public securities exchange or market, if available, or otherwise the mean between the bona fide closing bid and asked prices therefore in said exchange or market, on the date of death of Mr. Upfield, or if no such sales or bid and asked prices are available on such date, then the weighted average of the mean between the highest and lowest selling prices, or bona fide bid and asked prices, as the case may be, for a share of Common Stock on the nearest trading date before and the nearest trading date after the date of death of Mr. Upfield (such average to be weighted inversely by the respective number of trading dates between the selling dates or the price quotation dates and such date of death in the same manner used in determining the valuation of stock for federal estate tax purposes as set forth in Treasury Regulation Section 20.2031-2(d) promulgated by the Commissioner of Internal Revenue under Section 2031 of the Code). Such purchase price would have been $3.16, if computed as of November 12, 1997.

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

The manufacturing plant and related real property in Manchester, Tennessee is leased by TFPI from HUTCO, a California partnership of which Mr. James E. Upfield is a general partner. The Manchester facility, which was originally subject to a five-year lease with an option to purchase between TFPI and the former owner, was acquired by HUTCO upon the assignment to it of TFPI's option to purchase following TFPI's inability to secure financing upon acceptable terms. The lease between TFPI and HUTCO is for a twenty-five year term commencing November 15, 1989 and provides for monthly rental payments of $13,020 (subject to certain scheduled rent escalations based upon increases in the consumer price index). During the 1994 fiscal year, the Company entered into a new twenty-five year lease agreement with HUTCO. The new lease agreement provides for a 30,000 square foot expansion to the facility with monthly rental payments of $21,500 commencing January 1, 1995. The new lease is subject to certain scheduled rent escalations based upon increases in the consumer price index.

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

                    10.19     Employment contract between R. N.
                              Stivers and the Registrant dated June 7,
                              1994. **

                    10.20 First amendment to the loan agreement between NationsBank of Texas, N.A. and the Registrant dated May 3, 1994.***

                    10.21 Second amendment to the loan agreement between NationsBank of Texas, N.A. and the Registrant dated May 3, 1994.***

                    10.22 Loan agreement between Bank of America and the Registrant dated May 1, 1996.****

                    10.23 Waiver agreement to the loan between Bank of America and the Registrant dated May 1, 1996.*****

               (21) Subsidiaries of the Registrant.

                    21.1 Subsidiaries of the Registrant. *

               (23) Consents of Experts and Counsel

                    23.1 Consent of Independent Auditors.*****

               (27) Financial Data Schedule

                    27.1 Financial data schedule.*****

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

               **** Filed as an exhibit of the same number to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1996 and incorporated by reference herein.

               *****     Filed herewith.

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TEMTEX INDUSTRIES, INC.




                                   /s/ James E. Upfield
                                   ------------------------------
                                   James E. Upfield
                                   Chairman of the Board of
                                   Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Signatures                    Title                    Date
     ----------                    -----                    ----


/s/ James E. Upfield     Director, Chairman of the Board    11/24/97
---------------------                                       --------
James E. Upfield


/s/ E. R. Buford         Director, President and Chief      11/24/97
--------------------     Executive Officer                  --------
E. R. Buford


/s/ R. N. Stivers        Vice President-Finance,            11/24/97
--------------------     Chief Financial Officer and        --------
R. N. Stivers            Chief Accounting Officer


/s/Scott K. Upfield      Director                           11/24/97
--------------------                                        --------
Scott K. Upfield

                   ANNUAL REPORT ON FORM 10-K

          ITEM 8, ITEM 14(a)(1) and (2) and ITEM 14(d)

 LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

                   YEAR ENDED AUGUST 31, 1997

            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

                          DALLAS, TEXAS

FORM 10-K-- ITEM 8 AND ITEM 14(a) (1) and (2)

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


     Report of Ernst & Young, Independent Auditors

     Consolidated balance sheets--August 31, 1997 and 1996

     Consolidated statements of operations--Years ended August
     31, 1997, 1996 and 1995

     Consolidated statements of stockholders' equity--Years ended
     August 31, 1997, 1996 and 1995

     Consolidated statements of cash flows--Years ended August
     1997, 1996, 1995

     Notes to consolidated financial statements--August 31, 1997

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

                 Report of Independent Auditors


Board of Directors
Temtex Industries, Inc.

We have audited the accompanying consolidated balance sheets of Temtex Industries, Inc. and subsidiaries as of August 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Temtex Industries, Inc. and subsidiaries at August 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                   ERNST & YOUNG LLP

Dallas, Texas
October 17, 1997

CONSOLIDATED BALANCE SHEETS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

                                                           August 31,
                                                       -----------------
                                                        1997       1996
                                                       ------    -------
                                                         (in thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                            $   575   $   445
  Accounts receivable, less allowance for
      doubtful accounts:  1997--$364,000
      and 1996--$435,000--Note C                         5,100     6,971
  Inventories--Notes B and C                             8,172    10,224
  Prepaid expenses and other assets                        258       285
  Income taxes recoverable--Note G                         653        --
  Deferred taxes--Note G                                   440       226
                                                       -------   -------
       TOTAL CURRENT ASSETS                             15,198    18,151

DEFERRED TAXES--Note G                                     163       672

OTHER ASSETS                                               183       381

ASSETS RELATED TO DISCONTINUED OPERATIONS--Note H           --       202

PROPERTY, PLANT AND EQUIPMENT--Notes C and F
  Land and clay deposits                                   405       325
  Buildings and improvements                             3,491     3,491
  Machinery, equipment, furniture and
    fixtures                                            24,086    23,289
  Leasehold improvements                                   869       866
                                                       -------   -------
                                                        28,851    27,971
  Less allowances for depreciation,
    depletion and amortization                          21,162    19,367
                                                       -------   -------
                                                         7,689     8,604




                                                       -------   -------
                                                       $23,233   $28,010
                                                       =======   =======


                                                           August 31,
                                                       -----------------
                                                        1997       1996
                                                       ------    -------
                                                         (in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable--Note C                                $   800   $ 3,099
  Accounts payable                                       2,459     4,714
  Accrued expenses--Note D                               1,738     1,708
  Income taxes payable--Note G                              --        57
  Current maturities of indebtedness
    to related parties--Notes C and F                        9         8
  Current maturities of long-term obliga-
    tions--Note C                                          202       236
                                                       -------   -------
       TOTAL CURRENT LIABILITIES                         5,208     9,822

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities--Notes C and F                 1,604     1,613

LONG-TERM OBLIGATIONS, less current
  maturities--Note C                                       640       605

COMMITMENTS AND CONTINGENCIES--Notes F and L

STOCKHOLDERS' EQUITY--Notes E and K
  Preferred stock--$1 par value; 1,000,000
    shares authorized, none issued                          --        --
  Common stock--$.20 par value; 10,000,000
    shares authorized, 5,278,625 shares
    issued at August 31, 1997 and 5,268,625 shares
    issued at August 31, 1996                              718       716
  Additional capital                                     9,246     9,236
  Retained earnings                                      6,144     6,345
                                                       -------   -------
                                                        16,108    16,297
  Less:
    Treasury stock:
      At cost--113,696 shares                              327       327
      At no cost--1,687,788 shares                          --        --
                                                       -------   -------
                                                        15,781    15,970
                                                       -------   -------

                                                       $23,233   $28,010
                                                       =======   =======



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES



                                                 Year Ended August 31,
                                        -------------------------------------
                                          1997           1996           1995
                                        -------        -------        -------
                                            (in thousands except share data)
Net sales                               $39,208        $41,972        $42,904
Cost of goods sold                       29,693         30,977         30,962
                                        -------        -------        -------
                                          9,515         10,995         11,942
Costs and expenses:
  Selling, general and administrative     9,455          9,548         10,782
  Interest                                  519            583            424
Other income                               (114)            (2)          (122)
                                        -------        -------        -------
                                          9,860         10,129         11,084
                                        -------        -------        -------
      (LOSS) INCOME FROM OPERATIONS
        BEFORE INCOME TAXES                (345)           866            858

State and federal income
  taxes--Note G:
     (Benefit) provision                   (144)           324            369
                                        -------        -------        -------

      NET INCOME                        $  (201)       $   542        $   489
                                        =======        =======        =======


(Loss) income per common share          $  (.06)       $   .16        $   .14
                                        =======        =======        =======



Weighted average common and common
equivalent shares outstanding           3,474,155      3,491,131      3,502,887
                                        =========      =========      =========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


                                       Common Stock
                                        Outstanding                                  Cost of
                                   ---------------------     Additional    Retained  Treasury
                                     Shares       Amount      Capital      Earnings   Stock
                                   ---------      ------    -----------    --------  --------
                                                       (Dollars in thousands)
BALANCE AT AUGUST 31, 1994         3,456,641      $  714      $ 9,215       $ 5,314   $  327

    Exercise of stock options          7,500           1           10
    Net income                                                                  489
                                   ---------      ------      -------       -------   ------
BALANCE AT AUGUST 31, 1995         3,464,141         715        9,225         5,803      327

    Stock award                        3,000           1           11
    Net income                                                                  542
                                   ---------      ------      -------       --------  ------
BALANCE AT AUGUST 31, 1996         3,467,141         716        9,236         6,345      327

    Exercise of stock options         10,000           2           10
    Net loss                                                                   (201)
                                   ---------      ------      --------      -------   ------
BALANCE AT AUGUST 31, 1997         3,477,141      $  718       $ 9,246     $  6,144   $  327
                                   =========      ======      ========     ========   ======


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


                                                           Year Ended August 31,
                                                       ---------------------------
                                                         1997      1996      1995
                                                       --------  --------  -------
                                                            (in thousands)
OPERATING ACTIVITIES
  Net (loss) income                                    $  (201)  $   542   $   489
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
     Depreciation, depletion and amortization            2,062     1,964     1,509
     Deferred taxes                                        295       (18)       84
     Gain on disposition of buildings and equipment        (96)       (9)      (94)
     Provision for doubtful accounts                       271       198       186
     Changes in operating assets and liabilities:
          Accounts receivable                            1,600      (158)      532
          Inventories                                    2,052    (1,451)       11
          Prepaid expenses and other assets                 40       101        45
          Accounts payable and accrued expenses         (2,225)      492      (958)
          Income taxes payable                            (710)      500      (446)
                                                       -------   -------   -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES          3,088     2,161     1,358

INVESTING ACTIVITIES
  Purchases of property, plant and equipment            (1,161)   (2,065)   (4,254)
  Expenditures on assets related to discontinued
    operations                                             (44)     (129)       --
  Proceeds from disposition of property, plant
    and equipment                                          150        12        99
  Proceeds from disposition of assets and other
    receipts related to discontinued operations            398        26         6
                                                       -------   -------   -------
      NET CASH USED IN INVESTING ACTIVITIES               (657)   (2,156)   (4,149)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit and
    long-term borrowings                                   265     1,099     3,893
  Principal payments on revolving line of
    credit, long-term obligations and indebtedness
    to related parties                                  (2,578)   (1,407)   (1,004)
  Proceeds from issuance of common stock                    12        12        11
                                                       -------   -------   -------
      NET CASH (USED IN) PROVIDED BY FINANCING
            ACTIVITIES                                  (2,301)     (296)    2,900
                                                       -------   -------   -------

      INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                       130      (291)      109
Cash and cash equivalents at beginning of year             445       736       627
                                                       -------   -------   -------
      CASH AND CASH EQUIVALENTS AT END OF YEAR         $   575   $   445   $   736
                                                       =======   =======   =======

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
  Capital lease obligations                            $     7   $    --   $ 1,040
  Charges to allowance for doubtful accounts           $   342   $   304   $   173



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

August 31, 1997


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

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are carried at cost. Capitalized leases are carried at the present value of the net fixed minimum lease commitments, as explained in Note F. Depreciation on buildings and equipment is provided using principally accelerated methods. Depletion of clay deposits and amortization of leasehold improvements and capitalized leases are computed using the straight-line method. The estimated useful lives used in computing depreciation, depletion, and amortization are:

                                                      Years
                                                  -------------

     Clay deposits                                     10-20
     Buildings and improvement     s                    5-30
     Machinery, equipment, furniture and fixtures       3-15
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

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


NOTE A--SIGNIFICANT ACCOUNTING POLICIES--Continued

INCOME PER COMMON SHARE: Income per common share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include options granted to key employees and outside directors (see Note E). The number of common stock equivalents was based on the number of shares issuable on the exercise of options reduced by the number of common shares that are assumed to have been purchased at the average price of the common stock during the year with the proceeds from the exercise of the options. Fully diluted income per common share is not presented because dilution is not significant.

The Company will adopt Statement of Financial Accounting
Standards No. 128 (SFAS 128), "Earnings Per Share", in its quarter ending February 28, 1998, at which time it will restate all periods presented. The Company does not believe the adoption of SFAS 128 will be material.

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

NOTE B--INVENTORIES

Inventories by costing method are summarized below:


                                   First-in   Average
                                   First-out   Cost     Total
                                   --------- --------  -------
                                          (in thousands)
     August 31, 1997:
       Finished goods              $ 2,727   $   669   $ 3,396
       Work in process               1,029       101     1,130
       Raw materials and supplies    3,057       589     3,646
                                   -------   -------   -------
                                   $ 6,813   $ 1,359   $ 8,172
                                   =======   =======   =======

     August 31, 1996:
       Finished goods              $ 3,591   $   593   $ 4,184
       Work in process               1,064       107     1,171
       Raw materials and supplies    4,353       516     4,869
                                   -------   -------   -------
                                   $ 9,008   $ 1,216   $10,224
                                   =======   =======   =======

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

NOTE C--NOTES PAYABLE AND LONG-TERM DEBT

In May 1996, the Company entered into a two year credit agreement with a bank whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. At the option of the Company, borrowings under the demand note may bear interest at the lending bank's prime commercial interest rate or at the London Interbank Offered Rate ("LIBOR") plus 1.25 percentage points. Interest is payable on a monthly basis. The Company's obligation to the bank is secured by accounts receivable and inventory. The loan agreement contains covenants that require the maintenance of a specified ratio of quick assets to current liabilities, as defined, and a specified ratio of total liabilities to tangible net worth, as defined, both ratios to be measured on a quarterly basis beginning August 31, 1996. At August 31, 1997, the Company is in compliance with these two covenants. Another covenant requires the Company to maintain a positive net income for each annual accounting period. As a result of the inability of the Company to comply with this covenant, the lending bank has waived this requirement for the year ended August 31, 1997. Advances under the new credit agreement were used to repay both the balance outstanding and accrued interest on a two year revolving credit facility that expired in May 1996, as scheduled. Also, a promissory term note that had been added to the expiring revolving credit note was repaid at the same time, even though final payment was not scheduled to be made until March 1998. At August 31, 1997, $800,000 was outstanding under the revolving credit note.

The weighted average interest rates on borrowings under the revolving credit notes as of August 31, 1997 and August 31, 1996 were 8.0% and 6.8%, respectively.

Long-term obligations are summarized as follows:


                                                           August 31,
                                                       ----------------
                                                        1997      1996
                                                       ------    ------
                                                        (in thousands)
  Long-term obligations:

     Capitalized lease obligations, with interest
       at 9.0% to 15.5%--Note F                        $2,113    $2,150

     Equipment and land notes with interest at 6.4%
       to 9.0%, due in monthly installments
       ending in 2007                                     342       312
                                                       ------    ------
                                                        2,455     2,462
     Less current maturities                              211       244
                                                       ------    ------
                                                       $2,244    $2,218
                                                       ======    ======


Annual maturities of long-term obligations for each of the five succeeding fiscal years and thereafter are $211,000, $124,000, $78,000, $57,000, $60,000, and $1,925,000.

The Company made interest payments in 1997, 1996 and 1995 of $519,000, $621,000 and $363,000, respectively.

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

NOTE D--ACCRUED EXPENSES

Accrued expenses include the following:
                                                 August 31,
                                             ----------------
                                              1997      1996
                                             ------    ------
                                              (in thousands)
     Employee compensation                   $  429    $  491
     Taxes, other than taxes on income          129       126
     Interest                                   120       119
     Other                                    1,060       972
                                             ------    ------
                                             $1,738    $1,708
                                             ======    ======

NOTE E--STOCK OPTIONS

In 1990, the Company adopted a stock option plan for key employees to replace a prior plan that expired on August 31, 1989. Options may include "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986 or "non-qualified stock options." Options and SARs may be granted to key employees at prices not less than the market value at the date of grant for terms not to exceed ten years in the case of incentive stock options and ten years and one month in the case of non-qualified stock options. Under the original plan, 95,000 shares of common stock were reserved for future issuance. The plan was amended in 1995 in which the number of shares eligible for issuance was increased to 195,000. The aggregate number of options which may be awarded to any one employee in any fiscal year will not exceed 25,000.

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

The following table indicates the number of options granted and exercised for each plan:
                                               Key     Outside
                                             Employee  Director
                                               Plan      Plan
                                             --------  --------
Options outstanding at August 31, 1995       152,500    15,000
  Granted                                         --        --
  Exercised                                       --        --
                                             -------   -------
Options outstanding at August 31, 1996       152,500    15,000
  Granted                                         --     6,000
  Exercised                                   10,000        --
                                             -------   -------
Options outstanding at August 31, 1997       142,500    21,000
                                             =======   =======

Options exercisable at August 31, 1997       107,500    21,000
                                             =======   =======

Option prices range from $1.19 to $4.94 per share and expire between 1999 and 2005.

The Company has elected to continue to follow the expense recognition criteria in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". Therefore, SFAS 123, "Accounting for Stock-Based Compensation", has no effect on the Company's financial statements. The pro forma disclosures mandated by SFAS 123 are not provided as the effect of adopting the expense recognition criteria of

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

SFAS 123 for stock options granted subsequent to August 31, 1995 would not be material to the Company.

NOTE F--LEASE COMMITMENTS

Two leased plant facilities are accounted for as a capitalized lease. The leased properties were capitalized at the initial value of $635,000. In 1995, the Company exercised its option to renew the lease which increased the term of the lease by ten years and added to the value of the lease. The leased properties have a combined net book value of $358,000 and $391,000 at August 31, 1997 and 1996, respectively.

A third manufacturing facility, accounted for as a capitalized lease, is leased from a partnership which includes the Company's Chairman. This facility was capitalized at the initial value of $976,000. During 1995, the facility was expanded, at the expense of the partnership, and the original lease canceled. The new twenty-five year lease negotiated by the Company has basically the same provisions as the original, with an increase in the lease payments in consideration of the expense incurred in the expansion. The facility has a net book value of $1,296,000 and $1,362,000 at August 31, 1997 and 1996, respectively. This lease obligation is classified as "Indebtedness to Related Parties".

Other plant and office facilities are leased under operating lease agreements which expire at various dates through fiscal
2001.  The capitalized leases expire in fiscal 2009 and fiscal
2019.

Future minimum payments, by year and in the aggregate, under capital leases and noncancelable operating leases, consisted of the following at August 31, 1997:

                                        Capital   Operating
                                        Leases     Leases
                                        -------   ---------
                                           (in thousands)
     Fiscal Year:
       1998                             $  348    $  325
       1999                                337       238
       2000                                334       219
       2001                                334       128
       2002                                334        11
       Thereafter                        4,873        --
                                        ------    ------
     Total minimum lease payments        6,560    $  921
                                                  ======
     Amount representing interest        4,447
                                        ------
     Present value of net minimum
       lease payments                   $2,113
                                        ======

Rental expense for operating leases was $394,000, $351,000 and $265,000 in 1997, 1996 and 1995, respectively.

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


NOTE G--INCOME TAXES

Significant components of the (benefit) provision for income taxes attributable to continuing operations are as follows:

                                Year Ended August 31,
                              --------------------------
                               1997      1996      1995
                              ------    ------    ------
                                    (in thousands)
Current:
  Federal                     $ (157)   $  207    $  173
  State                          119       111       112
  Foreign                          0        24        --
                              ------    ------    ------
  Total current                  (38)      342       285
Deferred:
  Federal                        (45)      (53)      123
  State                          (61)       35       (39)
                              ------    ------    ------
  Total deferred                (106)      (18)       84
Total income tax (benefit)
              expense         $ (144)   $  324    $  369
                              ======    ======    ======

The Company utilized investment tax credit carryforwards of $50,000 and $40,000, respectively, in 1995 and 1996.

The Company generated a federal net operating loss of approximately $1,200,000 in 1997 which the Company anticipates carrying back to the tax year ended August 31, 1994 and is included in income taxes recoverable. Any unused net operating loss will expire in the year 2013.

The Company has state net operating loss carryforwards of approximately $3,700,000 expiring in the years 2004 through 2008. In addition, the Company has investment tax credit carryforwards of approximately $80,000 expiring in years 2001 and 2002, and approximately $175,000 of alternative minimum tax credits which have no expiration date.

The differences between the (benefit) provision for income taxes and income taxes computed using statutory income tax rates are as follows:


                                          Year Ended August 31,
                                        -------------------------
                                        1997       1996      1995
                                        -----     -----     -----
                                             (in thousands)
Income tax (benefit) expense at
  statutory rate                        $(117)    $ 294     $ 292
Additional statutory percentage
  depletion                               (52)      (55)      (55)
State income taxes, net of federal
  tax benefit                              39        73        49
Other                                     (14)       12        83
                                        -----     -----     -----
     Total income tax (benefit)
       expense                          $(144)    $ 324     $ 369
                                        =====     =====     =====

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

Deferred income taxes are recognized using the liability method and reflect the tax impact of temporary differences between the amount of assets and liabilities for financial purposes and such amounts as measured by tax laws and regulations. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                           August 31,
                                        ----------------
                                         1997      1996
                                        ------    ------
                                         (in thousands)
     Deferred tax assets:
       Accounts receivable allowance    $  124    $  174
       Capital lease obligation             54        72
       Book over tax depreciation           --       302
       Other                               536       416
                                        ------    ------
           Total deferred tax assets       714       964
     Deferred tax liabilities             (111)      (66)
                                        ------    ------
           Net deferred tax assets      $  603    $  898
                                        ======    ======

The Company made federal and state income tax payments in 1997, 1996 and 1995, respectively, of $272,000, $263,000, and $803,000.

NOTE H--DISCONTINUED OPERATIONS

In 1993, management of the Company decided to discontinue the Company's contract products segment.

In fiscal 1996, the Company leased the building and the majority of the land. The initial lease term was for a period of five years with an option to extend the lease for an additional five year period. The lease also contained an option to purchase the property during the first two years of the initial lease period. In fiscal 1997, the leased building and land were sold to the lessee. The remaining parcel of land, which has a net book value of $0, is on the market to be sold.

NOTE I-- EMPLOYEE BENEFIT PLAN

During 1992, the Company adopted a defined contribution pension plan covering substantially all of its employees. The Company contribution was $.25 for each $1.00 contributed by an employee
(up to 4% of eligible wages).

The plan was amended during 1997 which increases the Company contribution to $.50 for each $1.00 contributed by an employee
(up to 6% of eligible wages).

The total expense for Company contributions was $92,000, $40,000 and $35,000 in 1997, 1996 and 1995, respectively.

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


NOTE J--BUSINESS SEGMENTS

The following financial information is presented for the Company's business segments:

                                   Face Brick     Fireplace
                                    Products      Products   Total
                                   ----------     --------- -------
                                             (in thousands)
1997:
Net sales                          $9,010         $30,198   $39,208
                                   ======         =======   =======

Operating profit                   $1,608         $  (238)  $ 1,370
                                   ======         =======

Unallocated corporate
  expense, net                                               (1,310)
Interest expense                                               (519)
Other income                                                    114
                                                            -------

Loss from continuing
  operations before income taxes                            $  (345)
                                                            =======

Identifiable assets                $4,200         $17,042   $21,242
                                   ======         =======

Corporate assets                                              1,991
                                                            -------

Total assets                                                $23,233
                                                            =======

Depreciation, depletion
  and amortization                 $  391         $ 1,667
                                   ======         =======

Capital expenditures               $  476         $   682
                                   ======         =======

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


NOTE J--BUSINESS SEGMENTS--Continued

                                   Face Brick     Fireplace
                                    Products      Products   Total
                                   ----------     --------- -------
                                             (in thousands)
1996:
Net sales                          $8,862         $33,110   $41,972
                                   ======         =======   =======

Operating profit                   $1,401         $   892   $ 2,293
                                   ======         =======

Unallocated corporate
  expense, net                                                 (846)
Interest expense                                               (583)
Other income                                                      2
                                                            -------

Income from continuing
  operations before income taxes                            $   866
                                                            =======

Identifiable assets                $4,183         $21,927   $26,110
                                   ======         =======

Corporate assets                                              1,698

Assets related to
  discontinued operations                                       202
                                                            -------

Total assets                                                $28,010
                                                            =======

Depreciation, depletion
  and amortization                 $  385         $ 1,579
                                   ======         =======

Capital expenditures               $  335         $ 1,722
                                   ======         =======

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


NOTE J--BUSINESS SEGMENTS--Continued


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

Sales to any one customer were not ten percent or greater of the total sales in any of the three years reported.

The Company will be required to adopt SFAS 131, "Disclosures About Segments of an Enterprise and Related Information", in its fiscal year beginning September 1, 1998. The Company does not believe that the adoption of SFAS 131 will materially change its disclosures regarding industry segment information.

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


NOTE K--Share Repurchase Agreement

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


NOTE L--CONTINGENCIES

Due to the complexity of the Company's operations, disagreements occasionally occur.

In the opinion of management, the Company's ultimate loss from such disagreements and potential resulting legal action, if any, will not be significant.

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


NOTE M--QUARTERLY RESULTS (UNAUDITED)

Summary data relating to the results of operations for each quarter of the years ended August 31, 1997 and 1996 follows (in thousands except per share amounts):



                                                      Three Months Ended
                              --------------------------------------------------------------
                              November 30    February 28     May 31   August 31       Total
                              -----------    -----------    --------  ---------      -------
 Fiscal year 1997:
   Net sales                   $13,086         $ 8,985      $ 8,479    $ 8,658       $39,208
   Gross profit                  4,011           2,298        1,664      1,542         9,515
   Income (loss) from
     continuing operations         753             (88)        (376)      (490)         (201)
   Net income (loss)               753             (88)        (376)      (490)         (201)

  Per share:
    Continuing operations         $.22           $(.03)       $(.11)     $(.14)        $(.06)
    Net income (loss)              .22            (.03)        (.11)      (.14)         (.06)


 Fiscal year 1996:
   Net sales                   $12,993         $ 9,060      $ 9,660    $10,259       $41,972
   Gross profit                  4,076           2,337        2,122      2,460        10,995
   Income (loss) from
     continuing operations         581             (34)         (27)        22           542
   Net income (loss)               581             (34)         (27)        22           542

  Per share:
    Continuing operations         $.16           $(.01)       $(.01)      $.01          $.16
    Net income (loss)              .16            (.01)        (.01)       .01           .16



                                         SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS


                                           TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

                                      For the Years Ended August 31, 1995, 1996 and 1997
                                                        (in thousands)


----------------------------------------------------------------------------------------------------------------------------
                   COL. A                            COL. B                   COL. C                COL. D         COL. E
----------------------------------------------------------------------------------------------------------------------------
                                                                              ADDITIONS
                                                                      -------------------------
                   Description                         Balance at    Charged to  Charged to                       Balance
                                                       Beginning     Costs and   Other Accounts-   Deductions-    at End
                                                       of Period     Expenses    Describe          Describe     of Period
----------------------------------------------------------------------------------------------------------------------------
          Year ended August 31, 1995
            Reserve, deducted from related asset:
              Allowance for doubtful accounts            $522          $186          $  6 (1)         $173 (2)      $541
                                                         ====          ====          ====             ====          ====

          Year ended August 31, 1996
            Reserve, deducted from related asset:
              Allowance for doubtful accounts            $541          $198          $ --             $304 (2)      $435
                                                         ====          ====          ====             ====          ====

          Year ended August 31, 1997
            Reserve, deducted from related asset:
              Allowance for doubtful accounts            $435          $271          $ --             $342 (2)      $364
                                                         ====          ====          ====             ====          ====



     (1) Other additions represent collections on receivables previously written off.

     (2)  Amount charged against reserve.




                                  II



