Form 10-Q
period 1997-11-30
TEMTEX INDUSTRIES INC
filed 1998-01-14
CIK 110740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended November 30, 1997     Commission File No. 0-5940


                      TEMTEX INDUSTRIES, INC.
    --------------------------------------------------------
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

The Registrant had 3,477,141 shares of common stock, par value $.20 per share, outstanding as of January 12, 1998.

                 PART I.  FINANCIAL INFORMATION

            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
   Condensed Consolidated Statements of Operations (Unaudited)
               (In Thousands Except Share Amounts)

                                            3 Months Ended
                                              November 30,
                                        ----------------------
                                          1997           1996
                                        -------        -------

Net sales                               $10,426        $13,086
Cost of goods sold                        7,266          9,075
                                        -------        -------
                                          3,160          4,011

Cost and expenses:
  Selling, general and administrative     2,391          2,618
  Interest                                  123            158
Other expense (income)                        4            (20)
                                        -------        -------
                                          2,518          2,756
                                        -------        -------
   INCOME FROM OPERATIONS BEFORE
     INCOME TAXES                           642          1,255

State and federal income taxes--Note A      257            502
                                        -------        -------

          NET INCOME                    $   385        $   753
                                        =======        =======


Income per common share--Note B

          NET INCOME                       $.11           $.22
                                           ====           ====

Weighted average common and common
  equivalent shares outstanding       3,491,484      3,493,691
                                      =========      =========




    See notes to condensed consolidated financial statements.

            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
        Condensed Consolidated Balance Sheets (Unaudited)
              November 30, 1997 and August 31, 1997
                         (In Thousands)


                                                  November 30,   August 31,
                                                      1997          1997
                                                  ------------   ----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $      1,137   $      575
  Accounts receivable, less allowance for
    doubtful accounts of $373,000 at November
    30, 1997 and $364,000 at August 31, 1997             6,094        5,100
  Inventories                                            8,644        8,172
  Prepaid expenses and other assets                        221          258
  Income taxes recoverable                                 653          653
  Deferred taxes                                           440          440
                                                   -----------   ----------

               TOTAL CURRENT ASSETS                     17,189       15,198

DEFERRED TAXES                                             163          163

OTHER ASSETS                                               151          183

PROPERTY, PLANT AND EQUIPMENT
  Land and clay deposits                                   405          405
  Buildings and improvements                             3,491        3,491
  Machinery, equipment, furniture and fixtures          24,106       24,086
  Leasehold improvements                                   870          869
                                                   -----------   ----------
                                                        28,872       28,851
  Less allowances for depreciation,
    depletion and amortization                          21,414       21,162
                                                   -----------   ----------
                                                         7,458        7,689


                                                   -----------   ----------

                                                  $     24,961   $   23,233
                                                  ============   ==========


                                                            November 30,   August 31,
                                                                1997          1997
                                                            ------------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                             $      1,100   $       800
  Accounts payable                                                 3,751         2,459
  Accrued expenses                                                 1,318         1,738
  Income taxes payable                                               225            --
  Current maturities of indebtedness to related parties               10             9
  Current maturities of long-term obligations--Note C                184           202
                                                            ------------   -----------

     TOTAL CURRENT LIABILITIES                                     6,588         5,208

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities                                          1,601         1,604

LONG-TERM OBLIGATIONS,
  less current maturities--Note C                                    606           640

COMMITMENTS AND CONTINGENCIES--Note D

STOCKHOLDERS' EQUITY--Note E
  Preferred stock - $1 par value; 1,000,000
    shares authorized, none issued                                    --            --
  Common stock - $.20 par value; 10,000,000
    shares authorized, 5,278,625 shares issued                       718           718
  Additional capital                                               9,246         9,246
  Retained earnings                                                6,529         6,144
                                                            ------------   -----------
                                                                  16,493        16,108
Less:
    Treasury stock:
      At cost - 113,696 shares                                       327           327
      At no cost - 1,687,788 shares                                   --            --
                                                            ------------   -----------
                                                                  16,166        15,781

                                                            ------------   -----------

                                                            $     24,961   $    23,233
                                                            ============   ===========


See notes to condensed consolidated financial statements.

            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
   Condensed Consolidated Statements of Cash Flows (Unaudited)
                         (In Thousands)



                                                                         3 Months Ended
                                                                          November 30,
                                                                      ------------------
                                                                        1997      1996
                                                                      --------  --------
OPERATING ACTIVITIES
  Net income                                                          $    385  $    753
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation, depletion and amortization                               406       500
    Gain on disposition of property, plant and equipment                    --       (18)
    Provision for doubtful accounts                                         57        89
    Changes in operating assets and liabilities:
      Accounts receivable                                               (1,051)     (574)
      Inventories                                                         (472)      724
      Prepaid expenses and other assets                                     69      (146)
      Accounts payable and accrued expenses                                872       316
      Income taxes payable                                                 225       450
                                                                      --------  --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                            491     2,094

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                              (175)     (518)
  Expenditures on assets related to discontinued operations --Note F        --       (41)
  Proceeds from disposition of property, plant and equipment                --        35
                                                                      --------  --------
      NET CASH USED IN FINANCING ACTIVITIES                               (175)     (524)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit and long-term borrowings          300       194
  Principal payments on revolving line of credit,
    long-term obligations and indebtedness to related parties              (54)     (988)
                                                                      --------  --------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  246      (794)
                                                                      --------  --------
INCREASE IN CASH AND CASH EQUIVALENTS                                      562       776

Cash and cash equivalents at beginning of year                             575       445
                                                                      --------  --------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  1,137  $  1,221
                                                                      ========  ========



See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--INCOME TAXES

Income taxes have been provided using the liability method in accordance with the Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Income for the first three months of fiscal 1998 reflects an estimated annualized tax rate of approximately 40%.

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

NOTE C--NOTES PAYABLE AND LONG-TERM DEBT

In May 1996, the Company entered into a two year credit agreement with a bank whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. At the option of the Company, borrowings under the note may bear interest at the lending bank's prime commercial interest rate or at the London Interbank Offered Rate ("LIBOR") plus 1.25 percentage points. Interest is payable on a monthly basis. The loan agreement contains covenants that require the maintenance of a specified ratio of quick assets to current liabilities, as defined, and a specified ratio of total liabilities to tangible net worth, as defined, both ratios to be measured on a quarterly basis. As of November 30, 1997, $1,100,000 was outstanding under the revolving credit note.

NOTE D--CONTINGENCIES

Due to the complexity of the Company's operations, disagreements occasionally occur.

In the opinion of management, the Company's ultimate loss from such disagreements and potential resulting legal action, if any, will not be significant.

NOTE E--CAPITAL STOCK

At November 30, 1997 and August 31, 1997, there were 1,000,000 shares of preferred stock, with a par value of $1 authorized. None have been issued.

At November 30, 1997 and August 31, 1997, there were 10,000,000 shares of par value $.20 common stock authorized of which 5,278,625 shares were issued. Of the shares issued, 3,477,141 were outstanding. The remainder of the issued stock is comprised of 113,696 shares of treasury stock at cost and 1,687,788 shares of treasury stock at no cost.

NOTE F--DISCONTINUED OPERATIONS

In 1993, management of the Company decided to discontinue the Company's contract products segment.

In fiscal 1996, the Company leased the building and the majority of the land. The initial lease term was for a period of five years with an option to extend the lease for an additional five-year period. The lease also contained an option to purchase the property during the first two years of the initial lease period.
In fiscal 1997, the leased building and land were sold to the lessee. The remaining parcel of land, which has a net book value of $0, is on the market to be sold.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of the Company included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Among the risks and uncertainties to which the Company is subject are the risks inherent in the cyclical and unpredictable nature of the housing and home products business generally, fluctuations in interest rates, geographic concentration of the Company's primary market, the fact that the Company has experienced fluctuations in revenues and operating results, and the highly competitive nature of the industries in which the Company competes, together with each of those other factors set forth in the Company's filings made with the Securities & Exchange Commission. As a result, the actual results realized by the Company could differ materially from the results discussed in the forward-looking statements made herein. Words or phrases such as "will," "anticipate," "expect," "believe," "intend," "estimate," "project," "plan" or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements made in this Quarterly Report on Form 10-Q.

NET SALES
---------

The Company reported a 20% decrease in net sales to $10,426,000 in the first quarter of fiscal 1998 compared to net sales of $13,086,000 in the first quarter of fiscal 1997.

FIREPLACE PRODUCTS. Net sales decreased approximately 23% in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The sales decrease was attributed to a decrease in the number of zero-clearance fireplaces and vent-free log sets delivered in the first quarter of fiscal 1998. A significant portion of the decrease can be traced directly to the loss of a major retail customer in fiscal 1997.

FACE BRICK PRODUCTS. Net sales decreased approximately 7% in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The decrease in sales was the direct result of a decrease in the quantity of brick sold in the first quarter of 1998 partially offset by a small increase in the selling price that the Company received for its face brick.

GROSS PROFIT
------------

FIREPLACE PRODUCTS. Gross profit decreased approximately 27% in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The decrease was caused by the decrease in net sales.

FACE BRICK PRODUCTS. Gross profit increased approximately 5% in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The increase was a direct result of the increase in selling price of the face brick.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses decreased by $227,000 or approximately 9% in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. Reductions in payroll expenses, selling commissions, advertising expenses and promotional expenses were mainly responsible for the decrease in selling, general and administrative expenses in fiscal 1998.

INTEREST EXPENSE
----------------

Interest expense decreased $35,000 or approximately 22% in the first quarter of 1998 compared to the first quarter of 1997. The decrease in expense in 1998 was the direct result of a decrease in the debt outstanding.

INCOME TAXES
------------

Income tax expense of $257,000 for the first quarter of fiscal 1998 includes the provision for both federal and state income taxes. An estimated effective tax rate of 40% was applied to pre-tax income for the first quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities was $491,000 for the first quarter of 1998 compared to $2,094,000 for the first quarter of 1997. The decreased cash flow from operations in the first quarter of fiscal 1998 was due primarily to the reduction in net income as well as changes in working capital, principally increases in accounts receivable and inventories.

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

Working capital increased by $611,000 at November 30, 1997 compared to August 31, 1997. The current ratio decreased from 2.9 at August 31, 1997 to 2.6 at November 30, 1997.

Capital expenditures and capitalized lease obligations for the first three months of 1998 were $175,000 compared to $525,000 for the first three months of fiscal 1997. Expenditures include amounts for tooling, dies, replacement items and repairs to manufacturing equipment. The capital additions have been financed by cash flow from operations and borrowings under the credit facility.

The Company anticipates that cash flow from operations together with funds available from the revolving credit facility should provide the Company with adequate funds to meet its working capital requirements as well as requirements for capital expenditures for at least the next twelve months.

Management of the Company anticipates that in the future it will review a number of strategic and/or structural corporate alternatives, certain of which could have a material impact on the Company's liquidity and capital resources. In this regard, although the Company does not currently have any specific plans or arrangements, it may consider selling, expanding or otherwise restructuring certain definable business segments.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 30, 1997 are not necessarily indicative of the results that may be expected for the year ending August 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 1997

                   PART II.  OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
     (a). Exhibits
          --------

          Exhibit
             No.         Description
          ---------      -----------

            27.1         Financial Data Schedule (filed herewith)


     (b). Report on Form 8-K
          ------------------

          The Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TEMTEX INDUSTRIES, INC.



DATE:    1/14/98              BY:  /s/ E.R.BUFORD
     --------------                ------------------------------
                                   E. R. Buford
                                   President



DATE:    1/14/98              BY:  /s/ R. N. STIVERS
     --------------                ------------------------------
                                   R. N. Stivers
                                   Vice President-Finance