Form 10-Q
period 1998-02-28
TEMTEX INDUSTRIES INC
filed 1998-04-08
CIK 110740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended February 28, 1998     Commission File No. 0-5940


                     TEMTEX INDUSTRIES, INC.
     -----------------------------------------------------
     (Exact name of Registrant as specified in its Charter)



           Delaware                         75-1321869
-------------------------------         --------------------
(State or other jurisdiction of         ( I.R.S. Employer
 incorporation or organization)         Indentification No.



5400 LBJ Freeway, Suite 1375, Dallas, Texas               75240
-------------------------------------------            ----------
(Address of principal executive offices)               (Zip Code)



                  972/726-7175
--------------------------------------------------
(Registrant's telephone number including area code)


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
               (In Thousands Except Share Amounts)

                                              3 Mths. Ended                 6 Mths. Ended
                                         2/28/98        2/28/97        2/28/98       2/28/97
                                        ---------      ---------      ---------     ---------
Net sales                               $   8,449      $   8,985      $  18,875     $  22,071
Cost of goods sold                          6,170          6,687         13,436        15,762
                                        ---------      ---------      ---------     ---------
                                            2,279          2,298          5,439         6,309

Cost and expenses:
  Selling, general and administrative       2,110          2,402          4,501         5,020
  Interest                                    120            123            243           281
Other income                                  (16)           (80)           (12)         (100)
                                        ---------      ---------      ---------     ---------
                                            2,214          2,445          4,732         5,201
                                        ---------      ---------      ---------     ---------
  INCOME (LOSS) FROM OPERATIONS
    BEFORE INCOME TAXES                        65           (147)           707         1,108

State and federal income taxes--Note A         26            (59)           283           443
                                        ---------      ---------      ---------     ---------

    NET INCOME (LOSS)                   $      39      $     (88)     $     424     $     665
                                        =========      =========      =========     =========

Income per common share--Note B

    NET INCOME (LOSS)                       $ .01          $(.03)         $ .12         $ .19
                                            =====          =====          =====         =====
Weighted average common and common
  equivalent shares outstanding         3,485,518      3,475,141      3,488,501     3,484,416


See notes to condensed consolidated financial statements.

            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
        Condensed Consolidated Balance Sheets (Unaudited)
              February 28, 1998 and August 31, 1997
                         (In Thousands)

                                                                      February 28,    August 31,
                                                                          1998          1997
                                                                      ------------   ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                           $      919     $      575
  Accounts receivable, less allowance for doubtful accounts of
     $376,000 at February 28, 1998 and $364,000 at August 31, 1997         4,618          5,100
  Inventories                                                              8,415          8,172
  Prepaid expenses and other assets                                          259            258
  Income taxes recoverable                                                   653            653
  Deferred taxes                                                             440            440
                                                                      ----------     ----------
          TOTAL CURRENT ASSETS                                            15,304         15,198

DEFERRED TAXES                                                               163            163

OTHER ASSETS                                                                 168            183

PROPERTY, PLANT AND EQUIPMENT
  Land and clay deposits                                                     405            405
  Buildings and improvements                                               3,491          3,491
  Machinery, equipment, furniture and fixtures                            24,207         24,086
  Leasehold improvements                                                     914            869
                                                                      ----------     ----------
                                                                          29,017         28,851
  Less allowances for depreciation,
    depletion and amortization                                            21,772         21,162
                                                                      ----------     ----------
                                                                           7,245          7,689
                                                                      ----------     ----------
                                                                      $   22,880     $   23,233
                                                                      ==========     ==========





                                                                      February 28,    August 31,
                                                                          1998           1997
                                                                      ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable--Note C                                               $      300     $      800
  Accounts payable                                                         2,471          2,459
  Accrued expenses                                                         1,308          1,738
  Income taxes payable                                                       246             --
  Current maturities of indebtedness to related parties                       10              9
  Current maturities of long-term obligations--Note C                        161            202
                                                                      ----------     ----------
     TOTAL CURRENT LIABILITIES                                             4,496          5,208

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities                                                  1,599          1,604

LONG-TERM OBLIGATIONS,
  less current maturities--Note C                                            580            640

COMMITMENTS AND CONTINGENCIES--Note D

STOCKHOLDERS' EQUITY--Note E
  Preferred stock - $1 par value; 1,000,000
    shares authorized, none issued                                            --             --
  Common stock - $.20 par value; 10,000,000
    shares authorized, 5,278,625 shares issued                               718            718
  Additional capital                                                       9,246          9,246
  Retained earnings                                                        6,568          6,144
                                                                      ----------     ----------
                                                                          16,532         16,108
Less:
    Treasury stock:
      At cost - 113,696 shares                                               327            327
      At no cost - 1,687,788 shares                                           --             --
                                                                      ----------     ----------
                                                                          16,205         15,781
                                                                      ----------     ----------
                                                                      $   22,880     $   23,233
                                                                      ==========     ==========


See notes to condensed consolidated financial statements.

            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
   Condensed Consolidated Statements of Cash Flows (Unaudited)
                         (In Thousands)

                                                                             6 Months Ended
                                                                              February 28,
                                                                           ------------------
                                                                            1998        1997
                                                                           -------    -------
OPERATING ACTIVITIES
  Net income                                                               $   424    $   665
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation, depletion and amortization                                   824      1,000
    Gain on disposition of property, plant and equipment                       (14)        98
    Provision for doubtful accounts                                             79        182
    Changes in operating assets and liabilities:
      Accounts receivable                                                      403      2,017
      Inventories                                                             (243)     1,164
      Prepaid expenses and other assets                                         14       (204)
      Accounts payable and accrued expenses                                   (418)    (1,868)
      Income taxes payable                                                     246        161
                                                                           -------    -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                              1,315      3,215

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                  (382)      (653)
  Proceeds from disposition of assets and other receipts
    related to discontinued operations - Note F                                 --        411
  Expenditures on assets related to discontinued operations - Note F            --        (57)
  Proceeds from disposition of property, plant and equipment                    16        150
                                                                           -------    -------
      NET CASH USED IN INVESTING ACTIVITIES                                   (366)      (149)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit and long-term borrowings              --          --
  Principal payments on revolving line of credit, long-term obligations
      and indebtedness to related parties                                     (605)    (3,282)
  Proceeds from issuance of common stock                                        --         12
                                                                           -------    -------
      NET CASH USED IN FINANCING ACTIVITIES                                   (605)    (3,270)
                                                                           -------    -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               344       (204)

Cash and cash equivalents at beginning of year                                 575        445
                                                                           -------    -------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   919    $   241
                                                                           =======    =======


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--INCOME TAXES

Income taxes have been provided using the liability method in accordance with the Financial Accounting Standards Board
Statement No. 109, Accounting for Income Taxes. Income for the first six months of fiscal 1998 reflects an estimated annualized tax rate of approximately 40%.

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

NOTE C--NOTES PAYABLE AND LONG-TERM DEBT

In May 1996, the Company entered into a two-year credit agreement with a bank whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. At the option of the Company, borrowings under the note may bear interest at the lending bank's prime commercial interest rate or at the London Interbank Offered Rate ("LIBOR") plus 1.25 percentage points. Interest is payable on a monthly basis. The loan agreement contains covenants that require the maintenance of a specified ratio of quick assets to current liabilities, as defined, and a specified ratio of total liabilities to tangible net worth, as defined, both ratios to be measured on a quarterly basis. At February 28, 1998, $300,000 was outstanding under the revolving credit note.

NOTE D--CONTINGENCIES

Due to the complexity of the Company's operations, disagreements occasionally occur.

In the opinion of management, the Company's ultimate loss from such disagreements and potential resulting legal action, if any, will not be significant.

NOTE E-CAPITAL STOCK

At February 28, 1998 and August 31, 1997, there were 1,000,000 shares of preferred stock, with a par value of $1 authorized.
None have been issued.

At February 28, 1998 and August 31, 1997, there were 10,000,000 shares of par value $.20 common stock authorized of which 5,278,625 shares were issued. Of the shares issued, 3,477,141 were outstanding. The remainder of the issued stock is comprised of 113,696 shares of treasury stock at cost and 1,687,788 shares of treasury stock at no cost.

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

Net Sales
---------

The Company reported a 6% decrease in net sales to $8,449,000 in the second quarter of fiscal 1998 compared to net sales of $8,985,000 in the second quarter of fiscal 1997. For the first six months of 1998, sales of $18,875,000 were approximately 14% less than sales of $22,071,000 reported for the first six months of 1997.

FIREPLACE PRODUCTS. Net sales decreased approximately 13% in the second quarter of fiscal 1998 compared to the second quarter of 1997. The sales decrease was attributed to small decreases in the average unit selling prices for both fireplaces and gas logs as well as a 40% decrease in the number of gas log sets delivered during the most recent quarter compared to last year. Fireplace quantities delivered during the most recent quarter were approximately the same as those delivered in the comparative quarter of last year. Between the comparative six-month periods, net sales decreased approximately 19% in fiscal 1998. Reduced quantities delivered of both fireplace units and log sets along with an overall reduction in prices received for the products were responsible for the decrease in sales.

FACE BRICK PRODUCTS. Net sales increased approximately 22% in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. An increase in the number of bricks delivered along with a small increase in the selling price accounted for the increase in net sales in the most recent quarter. Between the comparative six-month periods, net sales increased by approximately 6%. As in the quarterly comparison, the increase in sales was caused by an increase in the quantity delivered along with an increase in the selling price received for the product.

Gross Profit
------------

FIREPLACE PRODUCTS. Gross profit decreased approximately 19% in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. Between the comparative six-month periods, gross profit decreased approximately 24%. The decrease in gross profit for both periods in fiscal 1998 was caused by the decrease in sales volume compared to the corresponding periods of fiscal 1997.

FACE BRICK PRODUCTS. Gross profit increased approximately 51% in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. Between the comparative six-month periods, gross profit increased approximately 26%. The increase in gross profit for both comparison periods was caused by the increase in sales price in combination with an increase in sales volume and a decrease in the cost to produce the face brick.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses decreased by $292,000 or 12% in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. Between the comparative six-month periods, expenses decreased approximately $519,000 or 10%. Reductions in selling commissions and advertising expenses during the current fiscal year were primarily responsible for the decrease in selling, general and administrative expenses.

Interest Expense
----------------

Interest expense decreased $3,000 or 2% in the second quarter of 1998 compared to the second quarter of 1997. Between the comparative six-month periods, interest expense decreased $38,000 or 14%. The decrease in expense in both the second quarter and the first six months of 1998 was caused by the decrease in the average debt outstanding during both periods compared to those in 1997.

Income Taxes
------------

Income tax expense of $283,000 for the first six months of fiscal 1998 includes the provision for both federal and state income taxes. An estimated annualized effective tax rate of 40% was applied to pre-tax income for the first six months of fiscal 1998.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $1,315,000 for the first six months of 1998 compared to $3,215,000 for the first six months of 1997. The decreased cash flow from operations in the first six months of fiscal 1998 was due primarily to the reduction in net income as well as changes in working capital, principally increases in inventories and decreases in accounts payable and accrued expenses..

In May 1996, the Company entered into a two-year credit agreement with a bank whereby the Company may borrow up to $4,000,000 under a revolving credit facility. The outstanding principal balance may bear interest at a variable or fixed rate, at the Company's option, at the time funds are requested. Interest is payable on a monthly basis and also at the end of the borrowing period if borrowing at a fixed rate. At the time of this report, the bank has indicated that it intends to extend the credit agreement under the same terms and conditions as previously negotiated in the original agreement.

Working capital increased by $818,000 at February 28, 1998 compared to August 31, 1997. The current ratio also increased from 2.9 at August 31, 1997 to 3.4 at February 28, 1998.

Capital expenditures and capitalized lease obligations for the first six months of 1998 were $382,000 compared to $660,000 for the first six months of 1997. Expenditures include amounts for tooling, dies, replacement items and repairs to manufacturing equipment. The capital additions have been financed by cash flow from operations.

The Company anticipates that cash flow from operations together with funds available from the existing revolving credit facility or funds that will be available from the anticipated facility should provide the Company with adequate funds to meet its working capital requirements as well as requirements for capital expenditures for at least the next twelve months.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ending August 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 1997.

     PART II.  OTHER INFORMATION



Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (a).      Exhibits
               --------

               Exhibit
                 No.          Description
               -------        -----------

                 27.1         Financial Data Schedule
                              (filed herewith)


     (b).      Report on Form 8-K
               ------------------

The Registrant did not file any reports on Form 8-K during the quarter for which this report is filed

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         TEMTEX INDUSTRIES, INC.



DATE:  3/27/98           BY:    /s/  E.R.BUFORD
                            --------------------------------
                            E. R. Buford
                            President



DATE:  3/27/98           BY:    /s/  R. N. STIVERS
                            --------------------------------
                            R. N. Stivers
                            Vice President-Finance