Form 10-Q
period 1998-05-31
TEMTEX INDUSTRIES INC
filed 1998-07-13
CIK 110740

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                              FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended May 31, 1998         Commission File No. 0-5940


                        TEMTEX INDUSTRIES, INC.
       -------------------------------------------------------
        (Exact name of Registrant as specified in its Charter)


           Delaware                               75-1321869
-------------------------------              -------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation  or organization)              Identification No.)


5400 LBJ Freeway, Suite 1375, Dallas, Texas            75240
-------------------------------------------       --------------
(Address  of  principal executive  offices)         (Zip Code)


                           972/726-7175
-----------------------------------------------------------------
       (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                        Yes   X      No
                            ------       ------

The  Registrant had 3,477,141 shares of common stock,  par  value
$.20 per share, outstanding as of the close of the period covered by this report.

                    PART I.  FINANCIAL INFORMATION

                  TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
        Condensed Consolidated Statements of Operations (Unaudited)
                    (In Thousands Except Share Amounts)


                                                       3 Mths. Ended           9 Mths. Ended
                                                  ---------------------   ----------------------
                                                   5/31/98     5/31/97      5/31/98     5/31/97
                                                  ---------   ---------   ---------    ---------
Net sales                                         $   8,566   $   8,479   $  27,441    $  30,550
Cost of goods sold                                    6,375       6,815      19,811       22,577
                                                  ---------   ---------   ---------    ---------
                                                      2,191       1,664       7,630        7,973

Cost and expenses:
  Selling, general and administrative                 2,060       2,180       6,561        7,200
  Interest                                              106         117         349          398
Other income                                             (4)         (7)        (16)        (107)
                                                  ---------   ---------   ---------    ---------
                                                      2,162       2,290       6,894        7,491

                                                  ---------   ---------   ---------    ---------
   INCOME (LOSS)  FROM OPERATIONS
      BEFORE INCOME TAXES                                29        (626)        736          482

State and federal income taxes--Note A                   11        (250)        294          193
                                                  ---------   ---------   ---------    ---------

        NET INCOME (LOSS)                         $      18   $    (376)  $     442    $     289
                                                  =========   =========   =========    =========


Income per common share--Note B

        NET INCOME (LOSS)                             $ .01       $(.11)      $ .13        $ .08
                                                  =========   =========   =========    =========

Weighted average common and common
  equivalent shares outstanding                   3,511,372   3,477,141   3,496,125    3,481,991
                                                  =========   =========   =========    =========



See notes to condensed consolidated financial statements.

               TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
          Condensed Consolidated Balance Sheets (Unaudited)
                   May 31, 1998 and August 31, 1997
                            (In Thousands)

                                                                   May 31,           August 31,
                                                                    1998                1997
                                                                 ----------          ----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $      788          $      575
  Accounts receivable, less allowance for doubtful accounts of
     $275,000 at May 31, 1998 and $364,000 at August 31, 1997         4,840               5,100
  Inventories                                                         9,085               8,172
  Prepaid expenses and other assets                                     279                 258
  Income taxes recoverable                                                9                 653
  Deferred taxes                                                        672                 440
                                                                 ----------          ----------

     TOTAL CURRENT ASSETS                                            15,673              15,198

DEFERRED TAXES                                                          163                 163

OTHER ASSETS                                                            231                 183

PROPERTY, PLANT AND EQUIPMENT
  Land and clay deposits                                                409                 405
  Buildings and improvements                                          3,491               3,491
  Machinery, equipment, furniture and fixtures                       24,546              24,086
  Leasehold improvements                                              1,023                 869
                                                                 ----------          ----------
                                                                     29,469              28,851
  Less allowances for depreciation,
    depletion and amortization                                       22,207              21,162
                                                                 ----------          ----------
                                                                      7,262               7,689

                                                                 ----------          ----------

                                                                 $   23,329          $   23,233
                                                                 ==========          ==========




                                                                   May 31,           August 31,
                                                                    1998                1997
                                                                 ----------          ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable-Note C                                           $      700          $      800
  Accounts payable                                                    3,005               2,459
  Accrued expenses                                                    1,039               1,738
  Income taxes payable                                                   62                  --
  Current maturities of indebtedness to related parties                  10                   9
  Current maturities of long-term obligations--Note C                   138                 202
                                                                 ----------          ----------

     TOTAL CURRENT LIABILITIES                                        4,954               5,208

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities                                             1,596               1,604

LONG-TERM OBLIGATIONS,
  less current maturities--Note C                                       556                 640

COMMITMENTS AND CONTINGENCIES--Note D

STOCKHOLDERS' EQUITY--Note E
  Preferred stock - $1 par value; 1,000,000
    shares authorized, none issued                                       --                  --
  Common stock - $.20 par value; 10,000,000
    shares authorized, 5,278,625 shares issued                          718                 718
  Additional capital                                                  9,246               9,246
  Retained earnings                                                   6,586               6,144
                                                                 ----------          ----------
                                                                     16,550              16,108
Less:
    Treasury stock:
      At cost - 113,696 shares                                          327                 327
      At no cost - 1,687,788 shares                                      --                  --
                                                                 ----------          ----------
                                                                     16,223              15,781

                                                                 ----------          ----------

                                                                 $   23,329          $   23,233
                                                                 ==========          ==========


See notes to condensed consolidated financial statements.

                TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
      Condensed Consolidated Statements of Cash Flows (Unaudited)
                             (In Thousands)

                                                                             9 Months Ended
                                                                                 May 31,
                                                                           1998         1997
                                                                         --------     --------
OPERATING ACTIVITIES
  Net income                                                             $    442     $    289
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation, depletion and amortization                                1,259        1,509
    Deferred taxes                                                           (232)          --
    Gain on disposition of property, plant and equipment                      (11)        (101)
    Provision for doubtful accounts                                            (5)         233
    Changes in operating assets and liabilities:
      Accounts receivable                                                     265        2,110
      Inventories                                                            (913)       1,599
      Prepaid expenses and other assets                                       (69)        (108)
      Accounts payable and accrued expenses                                  (153)      (2,581)
      Income taxes payable                                                    706         (164)
                                                                         --------     --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                             1,289        2,786

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                 (837)        (902)
  Proceeds from disposition of assets and other receipts
    related to discontinued operations-Note F                                  --          411
  Expenditures on assets related to discontinued operations-Note F             --          (57)
    Proceeds from disposition of property, plant and equipment                 16          155
                                                                         --------     --------
     NET CASH USED IN INVESTING ACTIVITIES                                   (821)        (393)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit and long-term borrowings              --          765
  Principal payments on revolving line of credit, long-term obligations
     and indebtedness to related parties                                     (255)      (3,328)
  Proceeds from issuance of common stock                                       --           12
                                                                         --------     --------
     NET CASH USED IN FINANCING ACTIVITIES                                   (255)      (2,551)

                                                                         --------     --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              213         (158)

Cash and cash equivalents at beginning of year                                575          445
                                                                         --------     --------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $    788     $    287
                                                                         ========     ========


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--INCOME TAXES

Income taxes have been provided using the liability method in accordance with the Financial Accounting Standards Board
Statement No. 109, Accounting for Income Taxes. Income for the first nine months of fiscal 1998 reflects an estimated annualized tax rate of approximately 40%.

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

NOTE C--NOTES PAYABLE AND LONG-TERM DEBT

In May 1996, the Company entered into a two-year credit agreement with a bank whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. At the option of the Company, borrowings under the note may bear interest at the lending bank's prime commercial interest rate or at the London Interbank Offered Rate ("LIBOR") plus 1.25 percentage points. Interest is payable on a monthly basis. The loan agreement contains covenants that require the maintenance of a specified ratio of quick assets to current liabilities, as defined, and a specified ratio of total liabilities to tangible net worth, as defined, both ratios to be measured on a quarterly basis. In April 1998, the credit agreement was amended whereby the maximum amount available under the revolving credit facility was reduced to $3,000,000 and the expiration date was extended for an additional two year period. At May 31, 1998, $700,000 was outstanding under the revolving credit note.

NOTE D--CONTINGENCIES

Due to the complexity of the Company's operations, disagreements occasionally occur.

In the opinion of management, the Company's ultimate loss from such disagreements and potential resulting legal action, if any, will not be significant.

NOTE E-CAPITAL STOCK

At May 31, 1998 and August 31, 1997, there were 1,000,000 shares of preferred stock, with a par value of $1 authorized. None have been issued.

At May 31, 1998 and August 31, 1997, there were 10,000,000 shares of par value $.20 common stock authorized of which 5,278,625 shares were issued. Of the shares issued, 3,477,141 were outstanding. The remainder of the issued stock is comprised of shares of 113,696 shares of treasury stock at cost and 1,687,788 shares of treasury stock at no cost.

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

Net Sales
---------

The Company reported a 1% increase in net sales to $8,566,000 in the third quarter of fiscal 1998 compared to net sales of $8,479,000 in the third quarter of fiscal 1997. For the first nine months of 1998, sales of $27,441,000 were approximately 10% less than sales of $30,550,000 reported for the first nine months of 1997.

FIREPLACE PRODUCTS. Net sales decreased approximately 6% in the third quarter of fiscal 1998 compared to the third quarter of 1997. The sales decrease was attributed to a small decrease in the quantity of fireplaces delivered as well as a small decrease in the average unit-selling price of the fireplaces. Between the comparative nine-month periods, net sales decreased approximately 16% in fiscal 1998. Reduced quantities delivered of both fireplace units and log sets along with an overall reduction in prices received for the products were responsible for the decrease in sales.

FACE BRICK PRODUCTS. Net sales increased approximately 20% in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. An increase in the number of bricks delivered along with a small increase in the selling price accounted for the increase in net sales in the most recent quarter. Between the comparative nine-month periods, net sales increased by approximately 11%. As in the quarterly comparison, the increase in sales was caused by an increase in the quantity delivered along with an increase in the selling price received for the product.
                               -8-

Gross Profit
------------

FIREPLACE PRODUCTS. Gross profit increased approximately 15% in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. Between the comparative nine-month periods, gross profit decreased approximately 19%. The increase in gross profit for the third quarter of fiscal 1998 was due to a slight improvement in the cost to manufacture the fireplace products when compared to the third quarter of the previous year. The decrease in gross profit for the first nine-months at fiscal 1998 was caused by the decrease in sales volume compared to the corresponding period in fiscal 1997.

FACE BRICK PRODUCTS. Gross profit increased approximately 48% in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. Between the comparative nine-month periods, gross profit increased approximately 34%. The increase in gross profit for both comparison periods was caused by a small increase in sales price in combination with an increase in sales volume and a decrease in the cost to produce the face brick.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses decreased $120,000 or approximately 6% in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. Between the comparative nine-month periods, expenses decreased $639,000 or approximately 9%. Reductions in expenses related to advertising, promotions and literature during the current fiscal year were primarily responsible for the decreases in selling, general and administrative expenses..

Interest Expense
----------------

Interest expense decreased $11,000 or approximately 9% in the third quarter of 1998 compared to the third quarter of 1997. Between the comparative nine-month periods, interest expense decreased $49,000 or approximately 12%. The decrease in expense in both the third quarter and the first nine months of 1998 was caused by the decrease in average debt outstanding during both periods compared to those in 1997.

Income Taxes
------------

Income tax expense of $294,000 for the first nine months of fiscal 1998 includes the provision for both federal and state income taxes. An estimated annualized effective tax rate of 40% was applied to pre-tax income for the first nine months of fiscal 1998.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $1,289,000 for the first nine months of 1998 compared to $2,786,000 for the first nine months of 1997. The decreased cash flow from operations in the first nine months of fiscal 1998 was due primarily to changes in working capital, principally an increase in inventories and decreases in income taxes recoverable and accrued expenses.

In May 1996, the Company entered into a two-year credit agreement with a bank. The credit agreement was amended in April 1998 which extended the agreement for another two years. Under the amended agreement, the company may borrow up to $3,000,000 under a revolving credit facility. The outstanding principal balance may bear interest at a variable or fixed rates, at the Company's option, at the time funds are requested. Interest is payable on a monthly basis and also at the end of the borrowing period if borrowing at a fixed rate. The revolving credit facility had an outstanding balance of $700,000 at May 31, 1998.

Working capital increased by $729,000 at May 31, 1998 compared to August 31, 1997. The current ratio also increased from 2.9 at August 31, 1997 to 3.2 at May 31, 1998.

Capital expenditures and capitalized lease obligations for the first nine months of 1998 were $837,000 compared to $902,000 for the first nine months of 1997. Expenditures include amounts for tooling, dies, replacement items and repairs to manufacturing equipment. In addition, the Company acquired the assets, tooling and technology for a line of direct vent gas fireplaces from another fireplace manufacturer. The capital additions have been financed by cash flow from operations and funds from the revolving credit facility.

The Company anticipates that cash flow from operations together with funds available from the revolving credit facility should provide the Company with adequate funds to meet its working capital requirements as well as requirements for capital expenditures for at least the next twelve months.

Management of the Company anticipates that it will continue reviewing a number of strategic and/or structural corporate alternatives, certain of which could have a material impact on the Company's liquidity and capital resources. In this regard, although the Company does not currently have any specific plans or arrangements, it may consider selling, expanding or otherwise restructuring certain definable business segments.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended May 31, 1998 are not necessarily indicative of the results that may be expected for the year ending August 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 1997.

                    PART II.  OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
     (a). Exhibits
          --------

          Exhibit
             No.         Description
          --------       -----------

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

                                       TEMTEX INDUSTRIES, INC.



DATE:  June 30, 1998                   By:  /s/  E. R. BUFORD
       -------------                        -----------------------
                                            E. R. Buford
                                            President



DATE:  June 30, 1998                   By:  /s/  R. N. STIVERS
       -------------                        -----------------------
                                            R. N. Stivers
                                            Vice President-Finance