Form 10-K405
period 1998-08-31
TEMTEX INDUSTRIES INC
filed 1998-11-25
CIK 110740

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED: AUGUST 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

COMMISSION FILE NUMBER 0-5940
                             TEMTEX INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          75-1321869
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

5400 LBJ FREEWAY, SUITE 1375, DALLAS, TEXAS                       75240
(Address of principal executive offices)                       (Zip Code)

          Company's telephone number, including area code: 972/726-7175

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.20 PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section13 or 14 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of November 13, 1998, the aggregate market value of the voting stock held by nonaffiliates of Temtex Industries, Inc. was $7,169,441.

As of August 31, 1998 there were 3,477,141 shares of common stock, par value $0.20 per share, of Temtex Industries, Inc. outstanding.

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

The Company is a major producer of metal fireplace products (woodburning and gas) and face brick products used in the residential and commercial building markets. The Company manufactures woodburning metal fireplaces as well as those utilizing natural gas and liquified petroleum products. In 1992, the Company introduced its Temco American Dream -TM- ventfree gas log product line. The ventfree fireplace units provide heat from glowing artificial logs without the use of a vent, flue or similar device. The Company also manufactures and markets a line of face brick products in varying styles, textures, sizes and colors. The Company was organized in 1969 under the name Monnfield Industries, Inc. and in 1971 changed its name to Temtex Industries, Inc. In August 1971, the Company merged with Texas Clay Industries, Inc., thereby acquiring several businesses, including its face brick business.

NARRATIVE DESCRIPTION OF BUSINESS

FIREPLACE PRODUCTS

Through its wholly owned subsidiary, Temco Fireplace Products, Inc. ("TFPI"), formerly Temtex Products, Inc., the Company manufactures and distributes zero clearance metal fireplace units and gas fireplace equipment. For the fiscal year ended August 31, 1998, the Company had aggregate sales of fireplace products of approximately $26.2 million.

ZERO CLEARANCE METAL FIREPLACE PRODUCTS. A zero clearance metal fireplace is similar in function to a masonry fireplace, except that the firebox and flue pipe chimney are fabricated from stainless and coated steels and shipped as a unit to the purchaser or construction site. The inside of the firebox of a zero clearance metal fireplace is completely lined with an embossed brick pattern refractory, giving the appearance of a masonry surface. The inner pipe of the flue is made from stainless steel. Because zero clearance metal fireplaces are prefabricated, contractors can install them more easily and at lower cost than is the case with traditional masonry fireplaces. In addition, because zero clearance metal fireplaces utilize a metal flue instead of a masonry chimney, they offer enhanced placement flexibility. The Company manufactures and distributes zero clearance fireplaces in a full range of prices for each of the common fuel categories (i.e., wood logs, natural gas and liquified petroleum products). In addition, the Company either manufactures or purchases from others for use in conjunction with its fireplace products certain essential components or optional enhancements such as glass doors, blower kits, outside aire kits, screens and grates. These items are incorporated into the zero clearance metal fireplace units during the assembly process or shipped in conjunction with a fireplace unit for subsequent assembly, depending upon customer specifications. The Company does not currently manufacture accessories for fireplace units manufactured by third parties or for existing masonry fireplaces.

VENTFREE GAS LOGS AND VENTFREE FIREPLACES. During fiscal 1992, the Company introduced its American Dream -TM- ventfree gas log and a related ventfree fireplace unit. The American Dream -TM- ventfree gas log is a simulated wood log and burner set assembly utilizing a patented design licensed to the Company. This design permits the burning of natural gas or liquefied petroleum products, such as propane, to provide heat without the necessity of venting carbon monoxide from the combustion area. The simulated wood logs utilized in the American Dream -TM- ventfree gas log set are made of a soft ceramic material to resemble wood logs and the embers produced by the burning of wood logs. As the soft ceramic material is heated by the burner set, it radiates heat and produces a red glow resembling that produced by wood logs in a masonry fireplace. The Company also markets its ventfree gas logs as the Firetech 2000-Registered Trademark- ventfree gas log, depending upon the customer. Unlike vented fireplaces, which must be located where outside venting can be effected, the Company's ventfree gas logs may be placed in any location where a heat source is desired, including existing fireplaces. Existing fireplaces can be modified to accommodate the use of the Company's ventfree gas logs at a nominal cost.

The Company markets ventfree gas log products, which consist of several different size ventfree gas log sets, ventfree gas heaters, and fireplace units. The current fireplace products are marketed under either the American Dream -TM- ventfree name or the Firetech 2000 -Registered Trademark- ventfree name, depending upon the customer. Sales of the combined ventfree gas log and fireplace unit have been primarily to new home contractors, while significant quantities of the ventfree gas log sets not associated with a zero clearance fireplace unit have been sold to independent distributors and contractors serving the remodeling and retrofit markets.

DIRECT-VENT GAS FIREPLACES. The Company purchased assets and technology of Toronto based GSW, Inc. during the third quarter of fiscal 1998 for approximately $700,000. The Company has converted the GSW products to the Temco brand name and these products were introduced to the Company's distributors in August 1998. The acquisition of the GSW product line made it possible for the Company to expand its market presence in Canada and broaden the line of products in the fast growing direct-vent gas fireplace market. The Company has added new distributors in the United States and Canada as the result of the new direct-vent line of products.

MARKETING AND DISTRIBUTION. The Company sells its fireplaces, ventfree gas logs and related accessories nationwide through its own sales force and through third party sales representatives primarily to contractors, wholesale distributors and retailers. A majority of the Company's fireplaces are ultimately purchased by homebuilders and others engaged in the construction of new housing or remodeling of existing homes. The Company has distributors in all regions of the country serving builders and remodelers. The Company's fireplace products are used by many of the country's best know builders.

Although the Company ships its fireplace products nationwide, its sales tend to be somewhat concentrated in the states where housing construction is active. Because the Company typically produces its products to meet specific orders by contractors, large distributors or retailers, it does not maintain material amounts of inventories in excess of anticipated short-term demand. The raw materials for the company's fireplace products are readily available from a variety of sources. During fiscal ended August 31, 1998, no single customer for fireplace products accounted for more than 10% of the Company's consolidated sales during such period.

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

COMPETITION; PATENTS. There are a number of manufacturers producing zero clearance metal fireplaces and related accessories similar to the products of the Company and the market for these products is very competitive. The Company believes that it is among the larger producers of such products and that it markets a full range of zero clearance fireplace units at competitive prices. The Company's ventfree gas log products utilize a patented design, which is currently being licensed by the company from the holder of the applicable patent. Under the revised terms of this license, the Company has a non-exclusive right to manufacture and distribute ventfree gas logs in the United States and Mexico in conjunction with a prefabricated fireplace unit or other burn chamber, and also the right to produce and sell ventfree gas logs independently of fireplace units. The Company knows of one other entity which is licensed by the patent holder to produce separate ventfree gas logs. Other companies have introduced products which compete with the Company's ventfree log sets, but the Company does not believe that they are using the patented concept which provides glowing logs and embers. There can be no assurance that the holder of the patent will not license such non-exclusive rights to additional parties, thereby increasing the competition for the Company's ventfree gas logs.

FACE BRICK PRODUCTS

The Company manufactures a broad line of face brick in a variety of styles, textures, sizes and colors. The Company's face brick products are manufactured in Malakoff, Texas (approximately 75 miles southeast of Dallas, Texas), through its Texas Clay Division. For the fiscal year ended August 31, 1998, the Company had sales of face brick products of approximately $11.0 million.

Subsequent to August 31, 1998, the Company entered into an agreement to sell its Texas Clay Division. Such sale is subject to shareholder approval amongst other conditions, and is expected to close in December 1998.


MANUFACTURING. Approximately 90% of the clay deposits presently utilized in the manufacturing of face brick products by the company are located within twelve miles of its Malakoff operating facilities. The Company owns approximately 728 acres of land, most of which the company believes have clay deposits, and leases an aggregate of approximately 460 additional acres which it also believes to contain clay deposits. Generally, the leases will continue so long as clay is mined in paying quantities or minimum royalties are paid. Royalties under the leases range from $0.25 to $0.35 per cubic yard of merchantable clay removed. The Company normally maintains at least a 120 day supply of raw clay at its operating facilities. Historically, Texas Clay has obtained approximately 25% of its raw clay requirements from its own land and the remaining 75% from leased land. The Company believes that its clay reserves necessary for making face bricks are adequate for the foreseeable future, although the Company does not have sufficient engineering data to permit it to predict the extent of such reserves with accuracy. Additionally, the company believes that there is an abundance of clay deposits located near its Malakoff operating facility, which would be available to the Company on acceptable terms if additional clay deposits are needed.

The Malakoff operating facility includes two plants that are capable of producing approximately 55 million bricks annually operating one shift per day, five days a week. For energy efficiency reasons, three of the Company's kilns are operated 24 hours a day, notwithstanding staffing of other production facilities. In the manufacture of face brick, the raw clay is mined on the surface of the ground by open pit. The principal type of clay mined by the Company is a highly refractory type of material. A variety of clay pits are worked by the Company at any given time since the type and grade of clay determine the characteristics and color of finished brick. After the raw clay is mined, it is crushed, screened and blended, warmed and tempered into an amorphous mass, which is extruded through a die and cut to size automatically. The brick is then dried to reduce the moisture content, burned at heat ranging up to 2200 degrees Fahrenheit, and gathered and packaged for shipment in bundles of the same shade or color or of mixed shades or colors. The Company utilizes a grinding system, which permits it to automatically mix ingredients, thereby producing more consistency in color.

MARKETING AND DISTRIBUTION. The face brick products manufactured by the Company are distributed primarily in Texas and adjacent states to commercial and residential contractors, architects and interior and commercial decorators. The Company markets its face brick products primarily through independent distributors. In addition, the Company currently employs one full-time salesperson. Sales made to the residential market generally produce higher profit margins than sales made to the commercial markets. During the fiscal year ended August 31, 1998, two face brick customers accounted for more than 10% of the Company's consolidated net sales during such period.

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

PATENTS AND TRADEMARKS

The Company does not own any material patents, but does own a variety of trademarks and trade names. The consumer products manufactured by the Company are sold primarily under the trademark or trade names of Temco -Registered Trademark-, Amberlight -Registered Trademark-, Temco American Dream -TM-, Firetech 2000 -Registered Trademark- and Masterworks 280 -Registered Trademark- direct vent fireplace. The Company believes that its trademarks and trade names as a whole have significant value. However, the Company does not consider any one or group of its trademarks or trade names or any licenses granted to or by it to be material to its business as a whole, except for the patent license (the "Patent License") relating to its ventfree fireplace products and direct vent fireplaces. The Patent License is scheduled to expire on March 31, 2002.

BACKLOG

The table set forth below gives certain information with respect to the approximate backlog of the Company by business segment.


                           FACE                FIREPLACE
                      BRICK PRODUCTS            PRODUCTS            TOTAL
                      --------------            --------            -----
                                             (IN THOUSANDS)
Balance at
 8/31/97                  $ 1,672                $ 1,267           $ 2,939

Balance at
 8/31/98                  $ 2,956                $ 1,061           $ 4,017

As of August 31, 1998, the amount of backlog of orders shown above is believed to be firm and the orders are expected to be filled during 1999. The Company does not consider backlog amounts to be significant due to the nature of the customer's order patterns.

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

EMPLOYEES

As of August 31, 1998, the Company employed approximately 563 persons (including employees of wholly-owned subsidiaries) of whom approximately 111 were salaried and 452 were hourly employees.

ITEM 2.   PROPERTIES

CORPORATE OFFICE

The executive offices of the Company are located at 5400 LBJ Freeway, Suite 1375, Dallas, Texas 75240. Such offices consist of a small office suite, which is leased under a five-year lease expiring on September 30, 2001. The current monthly base rental is $5,185.

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

The Company during April 1998 moved its Mexicali, Mexico operation to a larger facility containing approximately 35,000 square feet. The lease for the facility commenced April 20, 1998, provides for basic monthly rental of $11,732 (U.S.) and expires in April 2005. This facility manufactures fireplace component parts for use by the Company's Manchester and Perris plants.

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

ITEM 3.    LEGAL PROCEEDINGS

There are legal actions in which the Company is a party, however, in the opinion of management, the Company's ultimate loss, if any, will not be significant

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                         Price (1)
                                    -------------------
                                    High            Low
                                    ----            ---
          FISCAL 1997
          -----------
          First Quarter           $   4.13       $   2.75
          Second Quarter              4.50           2.38
          Third Quarter               3.63           2.38
          Fourth Quarter              3.88           2.32

          FISCAL 1998
          -----------
          First Quarter           $   4.75       $   2.88
          Second Quarter              3.38           2.50
          Third Quarter               4.63           3.13
          Fourth Quarter              4.13           2.50

(1) The prices shown represent quotations between dealers and do not include mark-ups, mark-downs or commissions, and may not represent actual transactions.

The number of shareholders of record and beneficial shareholders of the Company as of November 13, 1998 was approximately 977. The only stock of the Company outstanding is Common Stock par value $0.20 per share.

No cash dividends were declared or paid during fiscal 1997 or 1998. The Company currently intends to reinvest its earnings for use in its business and to finance future growth. Accordingly, the Company does not anticipate paying dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

                                                                                     Years Ended August 31,
                                                               ------------------------------------------------------------------
                                                               1998           1997            1996             1995          1994
                                                               ----           ----            ----             ----          ----
                                                                              (in thousands, except share amounts)
Selected Statement of Operations Data:
Net Sales
  Fireplace products .................................       $26,162        $30,198         $33,110          $34,504       $35,324
  Face brick products ................................        11,021          9,010           8,862            8,400         8,611
                                                             -------        -------         -------          -------       -------
    Total net sales ..................................        37,183         39,208          41,972           42,904        43,935
Cost of goods sold ...................................        27,045         29,317          30,977           30,962        29,391
                                                             -------        -------         -------          -------       -------
Gross profit .........................................        10,138          9,891          10,995           11,942        14,544
Selling, general and administrative expenses .........         8,912          9,831           9,548           10,782        10,291
Interest expense .....................................           464            519             583              424           526
Other income .........................................           (68)          (114)             (2)            (122)          (71)
                                                             -------        -------         -------          -------       -------
Income (loss) before income taxes ....................           830           (345)            866              858         3,798
Income tax expense (benefit) .........................           323           (144)            324              369          (280)
                                                             -------        -------         -------          -------       -------
Net income (loss) ....................................           507           (201)            542              489         4,078
                                                             -------        -------         -------          -------       -------
                                                             -------        -------         -------          -------       -------

Basic income (loss) per common share .................         $0.15         $(0.06)          $0.16            $0.14         $1.28

Diluted income (loss) per common share ...............         $0.14         $(0.06)          $0.15            $0.14         $1.25

Basic weighted average common shares outstanding .....       3,477,141      3,474,155       3,465,739        3,458,381     3,182,668

Diluted weighted average common and common
  equivalent shares outstanding ......................       3,531,414      3,474,155       3,531,631        3,543,915     3,272,880


                                                                                           August 31,
                                                               ------------------------------------------------------------------
                                                               1998           1997            1996             1995          1994
                                                               ----           ----            ----             ----          ----
Selected Balance Sheet Data:

Working capital ......................................      $10,838        $ 9,990         $ 8,329         $ 9,014        $10,189
Total assets .........................................       23,647         23,233          27,808(4)       27,116(4)      23,643(4)
   Short-term debt (1) ...............................          848          1,011           3,343           2,770            595
   Long-term debt, excluding current maturities (2) ..        2,246          2,244           2,218           3,099          1,346
   Stockholders' equity (3) ..........................       16,288         15,781          15,970          15,416         14,916

---------------------------------

(1) Includes amounts borrowed under a revolving credit agreement and debt payable within one year, including capitalized lease obligations to related parties.
(2)  Includes capitalized lease obligations to related parties.
(3) The Company has neither declared nor paid cash dividends during the relevant periods.
(4)  Excludes assets related to previously discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a producer of metal fireplace products and face brick products used in the residential and commercial building and remodeling markets. The Company manufactures and distributes its fireplace products through Temco Fireplace Products, Inc., a wholly owned subsidiary of the Company, and its face brick products through its Texas Clay Industries division. The Company's fireplace products are sold nationwide to a network of contractors, distributors and retailers, and its face brick products are sold to contractors and distributors principally in Texas and surrounding states.

The Company provides products to contractors and others engaged in the construction and remodeling markets, which usually are more active in the summer and fall months. The Company's sales are affected by this seasonality since contractors and other users do not maintain inventories of products for construction purposes. In addition, the Company provides goods to the building products industry which is cyclical in nature and can be affected by changes in consumer credit, interest rates and general economic conditions.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

NET SALES

FIREPLACE PRODUCTS. Net sales decreased $4.0 million or 13% in fiscal 1998 compared with fiscal 1997. The reduction in sales was the direct result of a decrease in the quantity of gas burning fireplaces and log sets delivered in fiscal 1998 due to the loss of a home center customer in fiscal 1997 and unseasonably warm winter conditions in fiscal 1998. In addition, the Company has been unable to increase selling prices for its products due to the competition within the industry.

FACE BRICK PRODUCTS. Net sales increased approximately $2.0 million or 22% in fiscal 1998 compared with fiscal 1997. The introduction of a new size of face brick in the first quarter of fiscal 1998 in addition to a strong demand from the construction industry in the region serviced by the brick manufacturing facility was mainly responsible for the increase in sales. The increase in sales was the result of an 18% increase in the quantity of brick sold as well as an increase of approximately 3% in the price the Company received for the product.

GROSS PROFIT

FIREPLACE PRODUCTS. Gross profit decreased approximately 20% in fiscal 1998 compared with fiscal 1997. The decrease in sales volume was the major factor contributing to the decrease in gross profit.

FACE BRICK PRODUCTS. Gross profit increased approximately 52% in fiscal 1998 compared with fiscal 1997. The increase resulted from the increases in sales volume and selling prices, as well as favorable production efficiencies realized in the manufacturing process.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses decreased 24% in fiscal 1998 compared with fiscal 1997. The decrease was mainly due to decreases in payroll, selling commissions, advertising and promotional display expenses.

General and administrative expenses increased approximately 7% in fiscal 1998 compared with fiscal 1997. The increase was mainly due to increases in professional fees and the Company's contribution to the 401(k) employee benefit plan.

INTEREST EXPENSE

Interest expense decreased $55,000 or 11% in fiscal 1998 compared with fiscal 1997. The decrease in interest expense was the direct result of the decrease in the average indebtedness of the Company throughout fiscal 1998.

OTHER INCOME

Other income for both fiscal 1998 and 1997 includes small amounts of miscellaneous income and expenses from various sources.

INCOME TAXES

The provision for income taxes, both current and deferred, increased from a benefit of $144,000 in fiscal 1997 to an expense of $323,000 in fiscal 1998 due to the significant improvement in operating results. In fiscal 1998, the income tax provision consists of $176,000, $111,000 and $36,000 in federal, state and foreign tax expenses, respectively.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

NET SALES

FIREPLACE PRODUCTS. Net sales decreased $2.9 million or 9% in fiscal 1997 compared with fiscal 1996. The reduction in sales was the direct result of a decrease in the quantity of woodburning fireplaces delivered in 1997. Intense competition within the industry has prohibited the Company from increasing selling prices on its fireplace products.

FACE BRICK PRODUCTS. Net sales increased approximately $0.1 million or 2% in fiscal 1997 compared with fiscal 1996. A small increase in selling price was responsible for the increase in net sales.

GROSS PROFIT

FIREPLACE PRODUCTS. Gross profit decreased approximately 15% in fiscal 1997 compared with fiscal 1996. The decrease in sales volume was the major factor contributing to the decrease in gross profit.

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

General and administrative expenses increased approximately 21% in fiscal 1997 compared with fiscal 1996. Payroll related fringe benefits, specifically group health insurance and worker's compensation insurance expenses were less than usual in fiscal 1996 due to refunds received in 1996 that related to prior years and adjustment of accrued balances to more accurately reflect estimated liabilities in fiscal 1996. Expenses for fiscal 1997 do not include any significant adjustments for prior year activity.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1,214,000, $3,088,000 and $2,161,000 in fiscal 1998, 1997 and 1996, respectively. Working capital increased $848,000 in fiscal 1998 due mainly to increases in accounts receivable and inventories. In fiscal 1997, working capital increased $1,661,000 due to decreases in notes payable and accounts payable.

Capital expenditures and capitalized lease obligations for fireplace and brick products totaled $1,235,000 ($922,000 for fireplace products and $313,000 for face brick products), $1,158,000 ($682,000 for fireplace products and $476,000 for face brick products) and $2,057,000 ($1,722,000 for fireplace products and $335,000 for face brick products) in fiscal 1998, 1997 and 1996, respectively. The majority of expenditures in each of the years was for tooling, replacement items and major repairs to manufacturing equipment. Approximately 58 acres of land were purchased in fiscal 1998 and approximately 117 acres were purchased in fiscal 1997. The land is believed to contain clay/shale deposits that can be mined for utilization in the production of face brick.

In May 1996, the Company entered into a two year credit agreement with a bank whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. The outstanding principal balance may bear interest at a variable or fixed rate, at the Company's option, at the time funds are requested. Interest is payable on a monthly basis and also at the end of the borrowing period if borrowing at a fixed rate. In April 1998, the credit agreement was amended whereby the maximum amount available under the revolving credit facility was reduced to $3,000,000 and the expiration date was extended for an additional two-year period. The revolving credit facility had an outstanding balance of $700,000 at August 31, 1998. The credit facility requires the Company to maintain certain minimum financial ratios, measured on a quarterly basis, in addition to positive net income for each annual accounting period. At August 31, 1998, the Company is in compliance with these covenants.

In fiscal 1998, purchases of tooling and manufacturing equipment were made using cash generated from operations. Proceeds from long-term notes were used to purchase land.

Subsequent to August 31, 1998, the Company entered into an agreement for the sale of its face brick products division. The agreement is subject to approval by the Company's stockholders. The cash proceeds, estimated to be $12 million, will be available to pay down certain indebtedness and enhance the Company's remaining business operations through strategic acquisitions or other appropriate uses.

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

YEAR 2000 ISSUE

Many existing computer systems and applications and other control devices use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, as year 2000 approaches, computer systems and applications used by many companies may need to be upgraded to comply with "Year 2000" requirements. The Company relies on its systems in operating and monitoring may significant aspects of its business, including financial systems (such as general ledger, accounts payable, accounts receivable, inventory and order management), customer services, infrastructure and network and telecommunications equipment. The Company also relies directly and indirectly on the systems of external business enterprises such as customers, suppliers, creditors and financial organizations.

Based on various assessments during the past year, the Company determined that only minor modifications of its information and production software systems would be necessary in order to properly utilize dates beyond the year 1999. Most of the changes have already been made. Although the Company anticipates all remaining modifications to be completed in early 1999, if such modifications were not made, management believes the year 2000 issue will not have a material impact on the operations of the Company.

The cost for system modifications was approximately $11,000 and any further modification expenses are expected to be insignificant.

At this time, the Company is not aware of any customer, vendor or supplier with a year 2000 issue that would materially affect the operations of the Company. However, the Company will continue to monitor the situation and will devote necessary resources to resolve any significant year 2000 issues in a timely manner.

Management is of the opinion that all significant year 2000 issues have been identified and addressed. Accordingly, the Company has no developed year 2000 contingency plans for continuing operations.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    (a)      DIRECTORS OF THE COMPANY

The names of the directors and nominees for the office of director and information about them, as furnished by the directors and nominees themselves, are set forth below:

                                      First Became    Positions and Offices with Company, Business Experience During Past Five
       Name                 Age       Director in     Years and Other Directorships
-----------------           ---       ------------    ------------------------------------------------------------------------------
James E. Upfield            78        1969            Chairman of the Board of the Company for more than the past five years;
                                                      also Chairman of the Board of Temco Fireplace Products, Inc., a
                                                      wholly-owned subsidiary of the Company, serves as a director of Magnum
                                                      Petroleum, Inc. which is engaged in the sale of oil, gas and oilfield services.

E. R. Buford                63        1973            President of the Company for more than five years and was elected Chief
                                                      Executive Officer of the Company in February, 1986; President and a
                                                      director of Temco Fireplace Products, Inc., a wholly-owned subsidiary of the Company, for more than the past five years.

Joseph V. Mariner, Jr.      78        1979            Retired as Chairman and Chief Executive Officer of Hydro-Metals, Inc., when it was acquired by Wallace Murray Corporation, a manufacturer of plumbing ware and cutting tools; serves as a director for Peerless Mfg. Co., a manufacturer of separators and filters used for removing liquids and solids from gases and air; the Dyson-Kissner-Moran Corporation, a New York based privately owned investment company; Kearney National, Inc., a manufacturer of electrical power distribution products; and Renters Choice, Inc., the largest operator in the U.S. rent-to-own industry, currently operating over
                                                      2,000 company owned stores.

Larry J. Parsons            69        1989            Retired in 1988 as partner of Ernst & Whinney (now known as Ernst & Young
                                                      LLP), an international public accounting firm.  Mr. Parsons was a partner for more than five years before his retirement and holds no other directorships.

Scott K. Upfield            39        1992            President, Treasurer and a director of Insurance Technologies Corporation, a company principally engaged in developing and marketing software to the insurance industry for more than the past five years.

Richard W. Griner           60        1995            Director, President and Chief Operating Officer of The Hart Group, a
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

Each of the above named nominees is a member of the present Board of Directors and was elected to such office at the Annual Meeting of Stockholders held March 5, 1998. There are no family relationships among any of the directors or among any of the directors and any officer of the Company except Messrs.
James E. Upfield and Scott K. Upfield who are father and son.

     (b)    EXECUTIVE OFFICERS OF THE COMPANY

Name                     Age     Offices with Company
--------------------     ---     ----------------------------------------------
James E. Upfield         78      Chairman of the Board and a director

E. R. Buford             63      President, Chief Executive Officer and a director

R. N. Stivers            62      Vice President-Finance,  Secretary,  Treasurer,
                                 Chief Financial Officer and Chief Accounting
                                 Officer

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

                           SUMMARY COMPENSATION TABLE

                                                         Other                        Securities              All
                                                         Annual         Restricted    Underlying              Other
Name and                                                 Compen-        Stock         Options/     LTIP       Compen-
Principal        Fiscal        Salary         Bonus      sation         Awards        SARs         Payouts    sation
Position          Year           ($)           ($)          $)            ($)          (#)          ($)        ($)
-------------------------------------------------------------------------------------------------------------------------
E. R. Buford      1996         213,500         -0-         N/A            -0-          -0-          -0-        N/A
Chief             1997         222,100         -0-         N/A            -0-          -0-          -0-        N/A
Executive         1998         225,000         -0-         N/A            -0-          -0-          -0-        N/A
Officer and
President

-------------------------------------------------------------------------------------------------------------------------
J. E. Upfield     1996         150,000         -0-         N/A            -0-          -0-          -0-        N/A
Chairman of       1997         150,000         -0-         N/A            -0-          -0-          -0-        N/.A
the Board         1998         150,000         -0-         N/A            -0-          -0-          -0-        N.A

-------------------------------------------------------------------------------------------------------------------------
R. N. Stivers     1996         112,000         -0-         N/A            -0-          -0-          -0-        N/A
Chief Financial   1997         116,600         -0-         N/A            -0-          -0-          -0-        N/A
Officer/Vice      1998         118,100         -0-         N/A            -0-          -0-          -0-        N/A
President-
Finance

-------------------------------------------------------------------------------------------------------------------------

Other annual compensation did not exceed the lesser of either $50,000 or 10% of total salary as disclosed in the summary compensation table.

EMPLOYMENT CONTRACT AGREEMENTS

The Company entered into three-year employment contracts with Mr. E. R. Buford and Mr. R. N. Stivers (the "Executives") as of June 7, 1994. Under the terms of the agreements, Mr. Buford receives an annual base salary of at least $201,300 and Mr. Stivers receives a base salary of at least $105,000. During the term of the agreements, the Company may increase the base salary of the Executives. The Executives will also be eligible to participate in the regular employee benefits program now or hereafter established by the Company.

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

SELECT MANAGEMENT EMPLOYEE SECURITY PLAN

Except for the Company's Select Management Employee Security Plan, the Company does not have any plans that could be deemed long-term incentive plans or defined benefit or actuarial plans under which benefits are determined primarily by reference to final compensation. The Select Management Employee Security Plan (the "Security Plan") provides certain death and retirement benefits to key employees of the Company. During the fiscal year ended August 31, 1998, ten (10) employees were participating in the Security Plan (including the three named executive officers in the Summary Compensation Table above). The Company's Compensation Committee has discretion to select additional employees (not more frequently than annually) to participate in the Security Plan.

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

OPTION GRANTS DURING 1998 FISCAL YEAR
There were no stock options granted to the Company's executive officers named in the summary compensation table during fiscal year 1998.

--------------------------------------------------------------------------------

The following table includes the number of shares received upon exercise, or if no shares were received, the number of securities with respect to which the options were exercised, the aggregate dollar value realized upon exercise and the total value of unexercised options held at the end of the last completed fiscal year for each of the Company's executive officers named in the Summary Compensation Table

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                          Number of Securities      Value of Unexercised
                                                                          Underlying                In-the-Money
                                                                          Unexercised               Options/SARs at FY-
                                                                          Options/SARs at FY-       End ($)
                                                                          End (#)

                           Shares Acquired on        Value Realized       Exercisable/              Exercisable/
    Name                   Exercise (#)              ($)                  Unexercisable             Unexercisable
    ----------------------------------------------------------------------------------------------------------------------
    E. R. Buford            -0-                       -0-                 Exercisable 50,000        $97,000
                                                                          Exercisable 15,000        -0-  (1)
                                                                          Unexercisable 5,000       -0-  (1)

    J. E. Upfield           -0-                       -0-                 -0-                       -0-

    R. N. Stivers           -0-                       -0-                 Exercisable 7,500         -0-  (1)
                                                                          Unexercisable 2,500       -0-  (1)

(1) The Company's stock price at August 31, 1998 was below the option price.


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

The following table shows stock options granted and presently exercisable to outside directors from May 23, 1990 to August 31, 1998:

                                     Options
                                   Granted and                          Value of Unexercised
                                    Presently            Option         In-The-Money Options
   Name of Director                Exercisable           Price          At Fiscal Year End
----------------------             -----------           ------         --------------------
Joseph V. Mariner, Jr.               2,500               $2.00               $2,825
                                     2,500               $1.44                4,225
                                     1,500               $3.31                  -0-  (1)
                                    ------                                   ------
                                     6,500                                   $7,050
                                    ------                                   ------
                                    ------                                   ------

Larry J. Parsons                     2,500               $2.00               $2,825
                                     2,500               $1.44                4,225
                                     1,500               $3.31                  -0-  (1)
                                    ------                                   ------
                                     6,500                                   $7,050
                                    ------                                   ------
                                    ------                                   ------

Scott K. Upfield                     2,500               $1.44                4,225
                                     1,500               $3.31               $  -0-  (1)
                                    ------                                   ------
                                     4,000                                   $4,225
                                    ------                                   ------
                                    ------                                   ------

Richard W. Griner                    2,500               $4.81               $  -0-  (1)
                                     1,500               $3.31                  -0-  (1)
                                    ------                                   ------
                                     4,000                                   $  -0-
                                    ------                                   ------
                                    ------                                   ------

(1)  The Company's stock price at August 31, 1998 was below the option price.

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

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors consists of Mr. Richard W. Griner (Chairman), Mr. Larry J Parsons, Mr. James E. Upfield, Mr. Scott K. Upfield and Mr. Joseph V. Mariner, Jr. The Compensation Committee's primary function is to review the compensation awarded to the Company's Chief Executive and Chief Financial Officers and to approve the determinations of compensation to be paid to certain other senior executives of the Company. Salaries are reviewed at regular intervals, approximately annually, depending on job classification and competitive market levels. Mr. E. R. Buford (the Chief Executive Officer of the Company) and Mr. Roger N. Stivers (the Chief financial Officer of the Company), have employment agreements with the Company which fix their annual salaries at certain minimum levels ($201,300 per annum for Mr. Buford and $105,000 per annum for Mr. Stivers). See "--Executive Officers Employment Agreements."

In determining executive compensation, the Compensation Committee reviews the performance of the specific executive, the operating performance of the Company, the compensation for executives of companies, which are comparable to the Company and the performance of the Company's Common Stock. Although the Compensation Committee does not utilize any formal mathematical formulae or objective thresholds, particular emphasis is given to the operating results of the Company. The Compensation Committee believes that specific formulae restrict flexibility and are too rigid at this state of the Company's development.

The Compensation Committee also believes that in order for the Company to succeed, it must attract and retain qualified executives who can not only perform satisfactorily on an individual basis but who can also retain and manage a quality staff of other executive officers and key employees. Thus, in addition to applying the criteria generally applicable to all executive officers, in determining the compensation of the Chief Executive Officer, the Compensation Committee may also be influenced to a significant extent by the overall performance of the company's other executives and key employees.

In addition to the Compensation Committee's subjective determination of the factors noted above, the committee has access to, and reviews reports of, independent financial consultants who assimilate and evaluate the compensation of executive officers employed by companies which are generally comparable to the Company. During this year's review, the Compensation Committee considered the report, dated February 16, 1998, of a recognized independent consulting firm used by the committee each of the previous two years. The Compensation Committee seeks to establish base salaries that generally approximate the median range for comparable companies as set forth in the consultant's report. The independent consulting firm considers a wide spectrum of durable goods manufacturing companies to be "comparable" for this purpose; however, adjustments are made to reflect the relative size of such companies. The "DOW JONES FURNISHINGS & APPLIANCES" peer group used in the performance chart on page 20 of the Annual Report reflects a smaller group of the Company's competitors. The Compensation Committee believes that the use of a broader group of manufacturing companies for purposes of determining competitive levels of executive pay is justified because the Company competes with this larger group for the services of talented executives.

After a review of the factors discussed above, the Compensation Committee determines whether a particular executive should receive an increase in compensation, an incentive bonus under the Company's Executive Bonus Plan, a stock option or stock grant under the Company's Stock Option Plan for Key Employees, or any other compenation benefits. For fiscal 1998, the Compensation Committee noted that, although comparable companies were generally providing for modest increases to the base salaries of their executive officers, the Company's performance during this period did not meet expectations. As a result, the Compensation Committee determined to maintain Mr. Buford's base salary at $225,000 per annum. Neither the report of the independent financial consultants nor the Compensation Committee recommended that a bonus or other incentive payment be paid.

The Compensation Committee has reviewed the applicability of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), which disallows a tax deduction for compensation to an executive officer in excess of $1.0 million per year. The Compensation Committee does not anticipate that compensation subject to this threshold will be paid to any executive officer of the Company in the foreseeable future. The committee intends to periodically review the potential consequences of Section 162(m) and may in the future structure the performance-based portion of its executive officer compensation to comply with certain exemptions provided in Section 162(m).


                                  Mr. Richard W. Griner
                                  Mr. James E. Upfield
                                  Mr. Scott K. Upfield
                                  Mr. Larry J. Parsons
                                  Mr. Joseph V. Mariner, Jr.

PERFORMANCE GRAPH
The following table compares the performance of the Company's Common Stock with certain comparable indices:

                                         [GRAPH]

                                              1993         1994         1995         1996          1997          1998
                                            -------      -------      -------      -------       -------        -----
  TEMTEX INDUSTRIES, INC..............      $100.00      $121.06      $ 52.82      $ 40.88       $ 38.06      $ 35.25
  Dow Jones Industrial................      $100.00      $110.10      $133.27      $166.10       $229.66      $231.11
  Dow Jones Furnishings &
    Appliances........................      $100.00      $ 91.73      $ 93.27      $107.80       $133.46      $115.94

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  (a) The Company knows of no person owning beneficially more than 5% of the Company's Common Stock, except for the following persons who owned, as of November 13, 1998, the number of shares of Common Stock of the Company set forth opposite his name in the table below:

                               Name and Address of              Amount and Nature of
     Title of Class            Beneficial Owner                 Beneficial Ownership (1)         Percent of Class
     ------------------        ------------------------         ------------------------         ----------------
     Common Stock              James E. Upfield                       1,083,590    (2)                31.2%
                               5400 LBJ Freeway
                               Suite 1375
                               Dallas, TX 75240

     Common Stock              Franklin Resources, Inc.                 265,500                        7.6%
                               777 Mariners Island Blvd.
                               San Mateo, CA 94404

     Common Stock              Dimensional Fund Advisors,               196,000                        5.6%
                               Inc.
                               1299 Ocean Avenue
                               11th Floor
                               Santa Monica, CA 90401

-------------------

     (1) The nature of the beneficial ownership of the shares is sole voting and investment power unless indicated otherwise.
     (2) Includes 24,750 shares of Common Stock held of record by HUTCO, a partnership of which Mr. Upfield is general partner. Mr. James E. Upfield has shared voting and investment power with respect to such shares of Common Stock.

  (b) The following table sets forth the beneficial ownership (as defined by the rules of the Securities and Exchange Commission) of Common Stock of the Company by the incumbent directors, nominees for director and all directors and officers as a group, together with the percentage of the outstanding shares which such ownership represents. Information is stated as of November 13, 1998.

                                                          Amount and
     Title of             Name or Identity                Nature of Bene-              Percent of
      Class                   of Group                    ficial Ownership (1)           Class
   ----------------       -----------------------         --------------------         ----------
   Common Stock           James E. Upfield                   1,083,590   (2)             31.2%

   Common Stock           E. R. Buford                         114,062   (3)              3.3%

   Common Stock           Joseph V. Mariner, Jr.                 6,725   (4)               *

   Common Stock           Larry J. Parsons                       7,000   (4)               *

   Common Stock           Scott K. Upfield                      30,500   (5)              1.0%

   Common Stock           Richard W. Griner                      4,500   (5)               *

   Common Stock           R. N. Stivers                         30,043   (6)              1.0%
                                                           -----------                 -------
                                                             1,276,420   (7)            36.7 %

----------------
* Denotes less than 1%.

      (1) The nature of the beneficial ownership of the shares by the respective persons or group is sole voting and investment power unless otherwise indicated.
      (2) Includes 24,750 shares of Common Stock over which Mr. James E. Upfield has shared voting and investment power owned by HUTCO, a partnership of which Mr. James E. Upfield is a general partner.
      (3)  Includes 65,000 shares of Common Stock exercisable under the 1990
           Plan.
      (4) Includes 6,500 shares of Common Stock exercisable under the Outside Director Plan.
      (5) Includes 4,000 shares of Common Stock exercisable under the Outside Director Plan.
      (6)  Includes 7,500 shares of Common Stock exercisable under the 1990
           Plan.
      (7) Includes 93,500 shares of Common Stock issuable upon exercise of options granted under the 1990 Plan and the Outside Director Plan.

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

The purchase price of a share of Common Stock under the Agreement is an amount equal to 90% of the mean between the highest and lowest quoted selling price for a share of Common Stock in any public securities exchange or market, if available, or otherwise the mean between the bona fide closing bid and asked prices therefore in said exchange or market, on the date of death of Mr. Upfield, or if no such sales or bid and asked prices are available on such date, then the weighted average of the mean between the highest and lowest selling prices, or bona fide bid and asked prices, as the case may be, for a share of Common Stock on the nearest trading date before and the nearest trading date after the date of death of Mr. Upfield (such average to be weighted inversely by the respective number of trading dates between the selling dates or the price quotation dates and such date of death in the same manner used in determining the valuation of stock for federal estate tax purposes as set forth in Treasury Regulation Section.20.2031-2(d) promulgated by the Commissioner of Internal Revenue under Section 2031 of the Code). Such purchase price would have been $3.13, if computed as of November 13, 1998.

The Estate will not be obligated to sell any shares of Common Stock under the Agreement unless prior to the closing of such sale the Estate has obtained a ruling from the Internal Revenue Service, or an opinion of counsel satisfactory in form and content to the Estate, to the effect that the purchase by the Company will be treated as a distribution in full payment and exchange therefore under Section 302(b) of the Code. The Company will not be required to purchase any shares of Common Stock under the Agreement if and to the extent that such a purchase would result in an impairment of its capital or would otherwise be in violation of applicable state law relative to the Company's purchase of its shares of Common Stock.

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

                           (3) Listing of Exhibits: The response to this portion is presented in Item . (c)


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

                                   10.15  Lease Agreement between HUTCO and the
                                          Registrant dated September 7, 1989. *

                                   10.16  Lease Agreement between HUTCO and the
                                          Registrant dated April 25, 1994. **

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

                                   10.20  First amendment to the loan agreement
                                          between NationsBank of Texas, N.A. and
                                          the Registrant dated May 3, 1994.***

                                   10.21 Second amendment to the loan agreement between NationsBank of Texas, N.A. and the Registrant dated May 3, 1994.***

                                   10.22 Loan agreement between Bank of America and the Registrant dated May 1, 1996.****

                                   10.23  Waiver agreement to the loan between
                                          Bank of America and the Registrant
                                          dated May 1, 1996.*****

                                   10.24 Second amendment to the loan agreement between Bank of America and the Registrant dated May 1, 1996.******



                           (21)  Subsidiaries of the Registrant.

                                   21.1   Subsidiaries of the Registrant. *

                           (23)  Consents of Experts and Counsel

                                   23.1   Consent of Independent Auditors.******

                           (27)  Financial Data Schedule

                                   27.1   Financial data schedule.******

            (d) Financial Statement Schedules--The response to this portion of Item 14 is submitted as a separate section of this report.


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

                          ***** Filed as an exhibit of the same number to the
                                Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1997 and incorporated by reference herein.

                         ****** Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TEMTEX INDUSTRIES, INC.



                                            /S/ James E. Upfield
                                            -------------------------------
                                            James E. Upfield
                                            Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

       Signatures                          Titles                      Date
       ----------                          ------                      ----


 /s/James E. Upfield            Director, Chairman of the Board      11/24/98
 ----------------------------
 James E. Upfield




 /s/E. R. Buford                Director, President and Chief
 ----------------------------   Executive Officer                    11/24/98
 E. R. Buford




 /s/R. N. Stivers               Vice President-Finance,              11/24/98
 ----------------------------   Chief Financial Officer and
 R. N. Stivers                  Chief Accounting Officer




 /s/Scott K. Upfield            Director                             11/24/98
 ----------------------------
 Scott K. Upfield

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(a)(1) and (2) and ITEM 14(d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

                           YEAR ENDED AUGUST 31, 1998

                    TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

                                  DALLAS, TEXAS

FORM 10-K--ITEM 8 AND ITEM 14(a) (1) and (2)

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


         Report of Ernst & Young Independent Auditors

         Consolidated balance sheets--August 31, 1998 and 1997

         Consolidated statements of operations--Years ended August 31, 1998, 1997 and 1996

         Consolidated statements of stockholders' equity--Years ended August 31, 1998, 1997 and 1996

         Consolidated statements of cash flows--Years ended August 1998, 1997, 1996

         Notes to consolidated financial statements--August 31, 1998

         Financial statement schedules:

                  II--Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore have been omitted.

Individual financial statements of the registrant have been omitted as the registrant is primarily an operating company, and the subsidiary included in the consolidated financial statement, filed, in the aggregate, does not have minority equity interest and/or indebtedness to any person other than the registrant in amounts which together (excepting indebtedness incurred in the ordinary course of business which is not overdue and matures within one year from the date of its creation whether or not evidenced by securities) exceed five percent of the total assets as shown by the most recent year-end consolidated balance sheet.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Temtex Industries, Inc.

We have audited the accompanying consolidated balance sheets of Temtex Industries, Inc. and subsidiaries as of August 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Temtex Industries, Inc. and subsidiaries at August 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                       Ernst & Young LLP



Dallas, Texas
October 23, 1998

CONSOLIDATED BALANCE SHEETS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

                                                              August 31,
                                                      --------------------------
                                                         1998            1997
                                                        ------          ------
                                                            (in thousands)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                          $     407        $    575
   Accounts receivable, less allowance for
      doubtful accounts:  1998--$292,000
      and 1997--$364,000--Note C                          5,598           5,100
   Inventories--Notes B and C                             9,077           8,172
   Prepaid expenses and other assets                        227             258
   Income taxes recoverable--Note G                          35             653
   Deferred taxes--Note G                                   607             440
                                                         ------          ------
       TOTAL CURRENT ASSETS                              15,951          15,198

DEFERRED TAXES--Note G                                      138             163

OTHER ASSETS                                                392             183

PROPERTY, PLANT AND EQUIPMENT--Notes C and F
   Land and clay deposits                                   566             405
   Buildings and improvements                             3,491           3,491
   Machinery, equipment, furniture and
       fixtures                                          24,753          24,086
   Leasehold improvements                                 1,059             869
                                                         ------          ------
                                                         29,869          28,851
   Less allowances for depreciation,
       depletion and amortization                        22,703          21,162
                                                         ------          ------
                                                          7,166           7,689

                                                         ------          ------


                                                        $23,647         $23,233
                                                        -------         -------
                                                        -------         -------

                                                                     August 31,
                                                             --------------------------
                                                                1998            1997
                                                               ------          ------
                                                                   (in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable--Note C                                         $    700     $    800
  Accounts payable                                                 2,674        2,459
  Accrued expenses--Note D                                         1,591        1,738
  Current maturities of indebtedness
    to related parties--Notes C and F                                 11            9
  Current maturities of long-term obligations--Note C                137          202
                                                                  ------       ------
       TOTAL CURRENT LIABILITIES                                   5,113        5,208

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities--Notes C and F                           1,593        1,604

LONG-TERM OBLIGATIONS, less current maturities--Note C               653          640

COMMITMENTS AND CONTINGENCIES--Notes F and K

STOCKHOLDERS' EQUITY--Notes E and J
  Preferred stock--$1 par value; 1,000,000
    shares authorized, none issued                                    --           --
  Common stock--$.20 par value; 10,000,000
    shares authorized, 5,278,625 shares
    issued at August 31, 1998 and at August 31, 1997                 718          718
  Additional capital                                               9,246        9,246
  Retained earnings                                                6,651        6,144
                                                                  ------       ------
                                                                  16,615       16,108
  Less:
    Treasury stock:
      At cost--113,696 shares                                        327          327
      At no cost--1,687,788 shares                                    --           --
                                                                  ------       ------
                                                                  16,288       15,781

                                                                  ------       ------

                                                                 $23,647      $23,233
                                                                 -------      -------
                                                                 -------      -------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


                                                                                    Year Ended August 31,
                                                                        -----------------------------------------------
                                                                            1998             1997              1996
                                                                           ------           ------            ------
                                                                              (in thousands except share data)
Net sales                                                                $37,183          $39,208           $41,972
Cost of goods sold                                                        27,045           29,317            30,977
                                                                         -------          -------           -------
                                                                          10,138            9,891            10,995
Costs and expenses:
  Selling, general and administrative                                      8,912            9,831             9,548
  Interest                                                                   464              519               583
Other income                                                                 (68)            (114)               (2)
                                                                         -------          -------           -------
                                                                           9,308           10,236            10,129
                                                                         -------          -------           -------
                                                                         -------          -------           -------

      INCOME (LOSS) FROM OPERATIONS
        BEFORE INCOME TAXES                                                  830             (345)              866

State and federal income taxes--Note G:
     Provision  (benefit)                                                    323             (144)              324
                                                                         -------          -------           -------

        NET INCOME (LOSS)                                                $   507          $  (201)          $   542
                                                                         -------          -------           -------
                                                                         -------          -------           -------


Basic income (loss) per common share                                       $0.15           $(0.06)            $0.16

Diluted income (loss) per common share                                     $0.14           $(0.06)            $0.15

Basic weighted average common shares outstanding                       3,477,141        3,474,155         3,465,739

Diluted weighted average common and common
  equivalent shares outstanding                                        3,531,414        3,474,155         3,531,631




See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES



                                          Common Stock
                                          Outstanding                                          Cost of
                                    ------------------------      Additional      Retained     Treasury
                                     Shares          Amount         Capital       Earnings     Stock
                                     ------          ------       ----------      --------     --------
                                                      (Dollars in thousands)
BALANCE AT AUGUST 31, 1995         3,464,141         $  715         $ 9,225       $ 5,803        $ 327

  Stock award                          3,000              1              11
  Net income                                                                          542
                                   ---------         ------         -------       -------        -----
BALANCE AT AUGUST 31, 1996         3,467,141            716           9,236         6,345          327

  Exercise of stock options           10,000              2              10
  Net loss                                                                           (201)
                                   ---------         ------         -------       -------        -----
BALANCE AT AUGUST 31, 1997         3,477,141            718           9,246         6,144          327

  Net income                                                                          507
                                   ---------         ------         -------       -------        -----
BALANCE AT AUGUST 31, 1998         3,477,141         $  718         $ 9,246       $ 6,651        $ 327
                                   ---------         ------         -------       -------        -----
                                   ---------         ------         -------       -------        -----







See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


                                                                                    Year Ended August 31,
                                                                                 ---------------------------
                                                                                 1998        1997       1996
                                                                                 ----        ----       ----
                                                                                      (in thousands)
OPERATING ACTIVITIES
  Net  income (loss)                                                           $  507      $ (201)    $  542
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
   Depreciation, depletion and amortization                                     1,755       2,062      1,964
   Deferred taxes                                                                (142)        295        (18)
   Gain on disposition of buildings and equipment                                 (11)        (96)        (9)
   Provision for doubtful accounts                                                107         271        198
   Changes in operating assets and liabilities:
     Accounts receivable                                                         (605)      1,600       (158)
     Inventories                                                                 (905)      2,052     (1,451)
     Prepaid expenses and other assets                                           (178)         40        101
     Accounts payable and accrued expenses                                         68      (2,225)       492
     Income taxes recoverable/payable                                             618        (710)       500
                                                                               ------      ------     ------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                  1,214       3,088      2,161

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                   (1,237)     (1,161)    (2,065)
  Expenditures on assets related to discontinued operations                        --         (44)      (129)
  Proceeds from disposition of property, plant and equipment                       16         150         12
  Proceeds from disposition of assets and other
    receipts related to discontinued operations                                    --         398         26
                                                                               ------      ------     ------
     NET CASH USED IN INVESTING ACTIVITIES                                     (1,221)       (657)    (2,156)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit and
    long-term borrowings                                                          141         265      1,099
  Principal payments on revolving line of credit, long-term
    obligations and indebtedness to related parties                              (302)     (2,578)    (1,407)
  Proceeds from issuance of common stock                                           --          12         12
                                                                               ------      ------     ------
     NET CASH USED IN FINANCING  ACTIVITIES                                      (161)     (2,301)      (296)
                                                                               ------      ------     ------

     (DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS                           (168)        130       (291)
Cash and cash equivalents at beginning of year                                    575         445        736
                                                                               ------      ------     ------
     CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $  407      $  575     $  445
                                                                               ------      ------     ------
                                                                               ------      ------     ------

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
  Capital lease obligations                                                    $   --      $    7     $   --
  Charges to allowance for doubtful accounts                                   $  179      $  342     $  304


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


August 31, 1998


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


                                                                      Years
                                                                    -------
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

INCOME TAXES: Income taxes have been provided using the liability method for providing deferred taxes.

INCOME PER COMMON SHARE: Basic income per common share is based upon the weighted average number of shares of common stock outstanding during the year. Diluted income per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include options granted to key employees and outside directors (see Note E). The number of common stock equivalents was based on the number of shares issuable on the exercise of options reduced by the number of shares that are assumed to have been purchased at the average price of the common stock during the year with the proceeds from the exercise of the options.

All periods presented have been restated to reflect the adoption of Statement of Financial Accounting Standard No. 128 (SFAS 128), "Earnings Per Share".

CASH EQUIVALENTS: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

RECLASSIFICATION: Certain prior year amounts have been reclassified to conform to the current year presentation.

CONCENTRATION OF CREDIT RISK: The Company manufactures and sells fireplace and brick products to companies in the construction industry. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables generally are due within 30 days. Credit losses consistently have been within management's expectations.

NOTE  B--INVENTORIES

Inventories by costing method are summarized below:

                                                                      First-in      Average
                                                                      First-out      Cost         Total
                                                                      ---------     -------       -----
                                                                                (in thousands)
   August 31, 1998:
     Finished goods                                                    $ 2,682      $   424      $ 3,106
     Work in process                                                       899           94          993
     Raw materials and supplies                                          4,168          810        4,978
                                                                        ------       ------       ------
                                                                       $ 7,749      $1,328       $ 9,077
                                                                       -------      -------      -------
                                                                       -------      -------      -------

   August 31, 1997:
     Finished goods                                                    $ 2,727      $   669      $ 3,396
     Work in process                                                     1,029          101        1,130
     Raw materials and supplies                                          3,057          589        3,646
                                                                        ------       ------       ------
                                                                       $ 6,813      $ 1,359      $ 8,172
                                                                       -------      -------      -------
                                                                       -------      -------      -------

NOTE C--NOTES PAYABLE AND LONG-TERM DEBT

In May 1996, the Company entered into a two year credit agreement with a bank whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. At the option of the Company, borrowings under the demand note may bear interest at the lending bank's prime commercial interest rate or at the London Interbank Offered Rate ("LIBOR") plus 1.25 percentage points. Interest is payable on a monthly basis. The Company's obligation to the bank is secured by accounts receivable and inventory. In April 1998, the credit agreement was amended whereby the maximum amount available under the revolving credit facility was reduced to $3,000,000 and the expiration date was extended for an additional two year period. The loan agreement contains covenants that require the maintenance of a specified ratio of quick assets to current liabilities, as defined, and a specified ratio of total liabilities to tangible net worth, as defined, both ratios to be measured on a quarterly basis. Another covenant requires the Company to maintain a positive net income for each annual accounting period . At August 31, 1998, the Company is in compliance with these covenants. At August 31, 1998 and 1997, $700,000 and $800,000, respectively, was outstanding under the revolving credit note.

The weighted average interest rate on borrowings under the revolving credit note as of August 31, 1998 and August 31, 1997 was 8.0% for each period.

Long-term obligations are summarized as follows:

                                                                         August 31,
                                                                   ----------------------
                                                                    1998            1997
                                                                   ------          ------
                                                                       (in thousands)
Long-term obligations:

     Capitalized lease obligations, with interest
       at 9.0% to 15.5%--Note F                                    $2,065          $2,113

     Equipment and land notes with interest at 6.4%
       to 9.0%, due in monthly and annual installments
        ending in 2007                                                329             342
                                                                    -----           -----
                                                                    2,394           2,455
     Less current maturities                                          148             211
                                                                    -----           -----
                                                                   $2,246          $2,244
                                                                   ------          ------
                                                                   ------          ------


Annual maturities of long-term obligations for each of the five succeeding fiscal years and thereafter are $148,000, $ 94,000, $73,000, $76,000, $84,000,
and $1,919,000.

The Company made interest payments in 1998, 1997, and 1996 of $451,000, $519,000 and $621,000, respectively.

NOTE D--ACCRUED EXPENSES

Accrued expenses include the following:

                                                               August 31,
                                                          --------------------
                                                           1998          1997
                                                          ------        ------
                                                            (in thousands)
        Employee compensation                             $  462        $  429
        Taxes, other than taxes on income                    204           129
        Interest                                             132           120
        Other                                                793         1,060
                                                          ------        ------
                                                          $1,591        $1,738
                                                          ------        ------
                                                          ------        ------

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

The following table indicates the number of options granted and exercised for each plan:

                                                                          Key               Outside
                                                                       Employee             Director
                                                                          Plan                Plan
                                                                       ---------            --------
       Options outstanding at August 31, 1995                           152,500              15,000
         Granted                                                             --                  --
         Exercised                                                           --                  --
                                                                        -------              ------
       Options outstanding at August 31, 1996                           152,500              15,000
         Granted                                                             --               6,000
         Exercised                                                       10,000                  --
                                                                        -------              ------
       Options outstanding at August 31, 1997                           142,500              21,000
         Granted                                                             --                  --
         Exercised                                                           --                  --
                                                                        -------              ------
       Options outstanding at August 31, 1998                           142,500              21,000
                                                                        -------              ------
                                                                        -------              ------

Options exercisable at August 31, 1998                                  125,000              21,000
                                                                        -------              ------
                                                                        -------              ------

Option prices range from $1.19 to $4.94 per share and expire between 1999 and 2005.

The weighted average exercise price at August 31, 1998 is $2.96.

The weighted average remaining life of the options at August 31, 1998 is four years.

The Company has elected to continue to follow the expense recognition criteria in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". Therefore, SFAS 123 "Accounting for Stock-Based Compensation" has no effect on the Company's financial statements. The pro forma disclosures mandated by SFAS 123 are not provided as there is no effect of adopting the expense recognition criteria of SFAS 123 for stock options granted subsequent to August 31, 1995 on reported income per share of the Company.

NOTE F--LEASE COMMITMENTS

Two leased plant facilities are accounted for as a capitalized lease. The leased properties were capitalized at the initial value of $635,000. In 1995, the Company exercised its option to renew the lease which increased the term of the lease by ten years and added to the value of the lease. The leased properties have a combined net book value of $326,000 and $358,000 at August 31, 1998 and 1997, respectively.

A third manufacturing facility, accounted for as a capitalized lease, is leased from a partnership which includes the Company's Chairman. This facility was capitalized at the initial value of $976,000. During 1995, the facility was expanded, at the expense of the partnership, and the original lease canceled. The new twenty-five year lease negotiated by the Company has basically the same provisions as the original, with an increase in the lease payments in consideration of the expense incurred in the expansion. The facility has a net book value of $1,230,000 and $1,296,000 at August 31, 1998 and 1997,
respectively. This lease obligation is classified as "Indebtedness to Related Parties".

Other plant and office facilities are leased under operating lease agreements which expire at various dates through fiscal 2005. The capitalized leases expire in fiscal 2009 and fiscal 2019.

Future minimum payments, by year and in the aggregate, under capital leases and noncancelable operating leases, consisted of the following at August 31, 1998:

                                                   Capital           Operating
                                                   Leases             Leases
                                                   --------          ---------
                                                       (in thousands)
        Fiscal Year:
          1999                                      $  337            $  368
          2000                                         334               358
          2001                                         334               282
          2002                                         334               157
          2003                                         334               157
          Thereafter                                 4,463               263
                                                     -----            ------
        Total minimum lease payments                 6,136            $1,585
        Amount representing interest                 4,071            ------
                                                     -----            ------
        Present value of net minimum
          lease payments                            $2,065
                                                    ------
                                                    ------

Rental expense for operating leases was $411,000, $394,000 and $351,000 in 1998, 1997 and 1996, respectively.

NOTE G--INCOME TAXES

Significant components of the provision (benefit) for income taxes attributable to continuing operations are as follows:

                                                                        Year Ended August 31,
                                                              ---------------------------------------------
                                                                1998             1997                1996
                                                              --------        ----------           --------
         Current:                                                           (in thousands)
          Federal                                             $     87        $     (157)          $    207
          State                                                    111               119                111
          Foreign                                                   35                --                 24
                                                              --------        ----------           --------
          Total current                                            233               (38)               342
         Deferred:
          Federal                                                   89               (45)               (53)
          State                                                      1               (61)                35
                                                              --------        ----------           --------
          Total deferred                                            90              (106)               (18)

                                                              --------        ----------           --------

         Total income tax provision (benefit)                 $    323        $     (144)          $    324
                                                              --------        ----------           --------
                                                              --------        ----------           --------

In 1997, the Company utilized a federal net operating loss carryover of approximately $1,200,000 through a carryback to 1993. This carryback resulted in a refund of approximately $122,000 which was included in income taxes recoverable. The carryback also generated an alternative minimum tax credit carryforward of approximately of $106,000 and an investment tax credit carryforward of approximately $126,000 from 1993.

The Company has state net operating loss carryforwards of approximately $4,900,000 expiring in the years 2004 through 2009. In addition, the Company has investment tax credit carryforwards of approximately $192,000 expiring in years 2001 through 2003, and approximately $271,000 of alternative minimum tax credit carryforwards, which have no expiration date.

A valuation allowance of approximately $62,000 has been recorded to offset a portion of the state net operating loss carryforwards because the realization of those amounts is uncertain.

The differences between the provision (benefit) for income taxes and income taxes computed using statutory income tax rates are as follows:



                                                                        Year Ended August 31,
                                                             1998                1997               1996
                                                           --------           ---------           --------
                                                                           (in thousands)
Income tax provision (benefit) at statutory rate           $    282           $    (117)          $    294
Additional statutory percentage depletion                       (57)                (52)               (55)
State income taxes, net of federal tax benefit                   63                  39                 73
Change in valuation allowance                                    62                  --                 --
Other                                                           (27)                (14)                12
                                                           --------           ---------           --------
Total income tax provision (benefit)                       $    323           $    (144)          $    324
                                                           --------           ---------           --------
                                                           --------           ---------           --------

Deferred income taxes are recognized using the liability method and reflect the tax impact of temporary differences between the amount of assets and liabilities for financial purposes and such amounts as measured by tax laws and regulations. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                       August 31,
                                                               ---------------------------
                                                                 1998              1997
                                                               --------         ----------
                                                                    (in thousands)
           Deferred tax assets:
                Accounts receivable allowance                  $     99         $      124
                Capital lease obligation                            261                 54
                Tax credits and net operating
                 loss carryforwards                                 660                479
                Other                                               185                 57
                                                               --------         ----------
                   Total deferred tax assets 1,205                1,205                714
           Valuation allowance                                      (62)                --
                                                               --------         ----------
                   Net deferred tax assets                        1,143                714
           Deferred tax liabilities:
                Property, plant and equipment                      (259)              (111)
                Other                                              (139)                --
                                                               --------         ----------
                   Total deferred tax liabilities                  (398)              (111)
                                                               --------         ----------
                     Net deferred tax assets                   $    745         $      603
                                                               --------         ----------
                                                               --------         ----------

The Company received federal and state income tax refunds of $265,000 in 1998 and made federal and state income tax payments in 1998, 1997 and 1996 of $76,000, $272,000 and $263,000, respectively.


NOTE H-- EMPLOYEE BENEFIT PLAN

During 1992, the Company adopted a defined contribution benefit plan covering substantially all of its employees. The Company contribution was $.25 for each $1.00 contributed by an employee (up to 4% of eligible wages).

The plan was amended during 1997, which increases the Company contribution to $.50 for each $1.00 contributed by an employee (up to 6% of eligible wages).

The total expense for Company contributions was $158,000, $92,000 and $40,000 in 1998, 1997 and 1996, respectively.

NOTE I--BUSINESS SEGMENTS

The following financial information is presented for the Company's business segments:

                                              Face Brick       Fireplace
                                              Products         Products          Total
                                              ----------       ---------         -----
                                                            (in thousands)
1998:
Net sales                                      $11,021          $26,162         $37,183
                                               -------          -------         -------
                                               -------          -------         -------

Operating profit (loss)                        $ 3,326          $  (605)        $ 2,721
                                               -------          -------
                                               -------          -------

Unallocated corporate
  expense, net                                                                   (1,495)
Interest expense                                                                   (464)
Other income                                                                         68
                                                                                 ------

Income from continuing
  operations before income taxes                                                 $  830
                                                                                 ------
                                                                                 ------

Identifiable assets                            $ 4,986          $17,245         $22,231
                                               -------          -------
                                               -------          -------
Corporate assets                                                                  1,416
                                                                                  -----

Total assets                                                                    $23,647
                                                                                -------
                                                                                -------
Depreciation, depletion
  and amortization                             $   414          $ 1,336
                                               -------          -------
                                               -------          -------

Capital expenditures                           $   313          $   922
                                               -------          -------
                                               -------          -------

                                             Face Brick       Fireplace
                                             Products         Products          Total
                                             ----------       ---------         -----
                                                            (in thousands)
1997:
Net sales                                      $ 9,010          $30,198         $39,208
                                               -------          -------         -------
                                               -------          -------         -------

Operating profit (loss)                        $ 1,608          $  (238)        $ 1,370
                                               -------          -------
                                               -------          -------

Unallocated corporate
  expense, net                                                                   (1,310)
Interest expense                                                                   (519)
Other income                                                                        114
                                                                                -------

Loss from continuing
  operations before income taxes                                                $  (345)
                                                                                -------
                                                                                -------

Identifiable assets                            $ 4,200          $17,042         $21,242
                                               -------          -------
                                               -------          -------

Corporate assets                                                                $ 1,991
                                                                                -------

Total assets                                                                    $23,233
                                                                                -------
                                                                                -------

Depreciation, depletion
  and amortization                             $   391          $ 1,667
                                               -------          -------
                                               -------          -------

Capital expenditures                           $   476          $   682
                                               -------          -------
                                               -------          -------

                                             Face Brick       Fireplace
                                             Products         Products          Total
                                             ----------       ---------         -----
                                                            (in thousands)
1996:
Net sales                                     $ 8,862          $33,110         $41,972
                                              -------          -------         -------
                                              -------          -------         -------

Operating profit                              $ 1,401          $   892         $ 2,293
                                              -------          -------
                                              -------          -------

Unallocated corporate
  expense, net                                                                    (846)
Interest expense                                                                  (583)
Other income                                                                         2
                                                                               -------

Income from continuing operations
  before income taxes                                                          $   886
                                                                               -------
                                                                               -------

Identifiable assets                           $ 4,183          $21,927         $26,110
                                              -------          -------
                                              -------          -------

Corporate assets                                                                 1,698

Assets related to
  discontinued operations                                                          202
                                                                               -------

Total assets                                                                   $28,010
                                                                               -------
                                                                               -------

Depreciation, depletion
  and amortization                            $   385          $ 1,579
                                              -------          -------
                                              -------          -------

Capital expenditures                          $   335          $ 1,722
                                              -------          -------
                                              -------          -------


Operating profit is net sales less operating expenses. In computing segment operating profit, the following items are excluded: general corporate revenues and expenses, interest expense, other income and income taxes. There are no sales between segments.

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

NOTE J--SHARE REPURCHASE AGREEMENT

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

As of August 31, 1998, the amount payable under this Agreement by the Company to repurchase shares of common stock from the Chairman's estate could not exceed $500,000, all of which is payable from the proceeds of the life insurance policy maintained by the Company for this purpose.

NOTE K--CONTINGENCIES

Due to the complexity of the Company's operations, disagreements occasionally occur.

In the opinion of management, the Company's ultimate loss from such disagreements and potential resulting legal action, if any, will not be significant.

NOTE L--QUARTERLY RESULTS (UNAUDITED)

Summary data relating to the results of operations for each quarter of the years ended August 31, 1998 and 1997 follows (in thousands except per share amounts):

                                                                Three Months Ended
                                           ----------------------------------------------------------
                                           November 30       February 28       May 31       August 31          Total
                                           -----------       -----------       ------       ---------          -----
 Fiscal year 1998:
   Net sales                                 $10,426           $ 8,449        $ 8,566        $ 9,742          $37,183
   Gross profit                                3,160             2,279          2,191          2,508           10,138
   Income from
     continuing operations                       385                39             18             65              507
   Net income                                    385                39             18             65              507
   Basic income from continuing
     operations per common share                $.11              $.01           $.01           $.02             $.15
   Diluted income from continuing
     operations per common share                 .11               .01            .01            .02              .14


 Fiscal year 1997:
   Net sales                                 $13,086           $ 8,985        $ 8,479         $8,658          $39,208
   Gross profit                                4,110             2,384          1,748          1,649            9,891
   Income (loss) from
     continuing operations                       753               (88)          (376)          (490)            (201)
   Net income (loss)                             753               (88)          (376)          (490)            (201)
   Basic income (loss) from continuing
     operations per common share                $.22             $(.03)         $(.11)         $(.14)           $(.06)
   Diluted income (loss) from continuing
     operations per common  share                .21              (.03)          (.11)          (.14)            (.06)


NOTE M--SUBSEQUENT EVENT

On October 22, 1998, the Company entered into an Agreement for the sale of its Texas Clay division for approximately $12.9 million subject to final adjustment. The Agreement is subject to final approval by the Company's stockholders. Accordingly, the consolidated financial statements have not been reclassified to reflect Texas Clay as a discontinued segment.

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS


                    TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

               For the Years Ended August 31, 1996, 1997 and 1998
                                 (in thousands)


---------------------------------------------------------------------------------------------------------------------------------
       COL. A                                    COL. B                   COL. C                       COL. D          COL. E
---------------------------------------------------------------------------------------------------------------------------------
                                                                          ADDITIONS
                                                               ------------------------------
                 Description                   Balance at      Charged to        Charged to                            Balance
                                               Beginning        Costs and       Other Accounts-      Deductions-        at End
                                               of Period        Expenses          Describe            Describe        of Period
---------------------------------------------------------------------------------------------------------------------------------
Year ended August 31, 1996
  Reserve, deducted from related asset:
    Allowance for doubtful accounts               $541            $198              $ --              $304 (1)           $435
                                                  ----            ----              ----              ----               ----
                                                  ----            ----              ----              ----               ----

Year ended August 31, 1997
  Reserve, deducted from related asset:
    Allowance for doubtful accounts               $435            $271              $ --              $342 (1)           $364
                                                  ----            ----              ----              ----               ----
                                                  ----            ----              ----              ----               ----

Year ended August 31, 1998
  Reserve, deducted from related asset:
    Allowance for doubtful accounts               $364            $107              $ --              $179 (1)           $292
                                                  ----            ----              ----              ----               ----
                                                  ----            ----              ----              ----               ----



      (1)   Amount charged against reserve.



                                      II