Form 10-Q
period 1998-11-30
TEMTEX INDUSTRIES INC
filed 1998-12-28
CIK 110740

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549



                         FORM 10-Q

        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended               Commission File No. 0-5940
November 30, 1998


                 TEMTEX INDUSTRIES, INC.
-----------------------------------------------------------
  (Exact name of Registrant as specified in its Charter)



         Delaware                       75-1321869
-------------------------------    ---------------------
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)      Identification No.)




5400 LBJ Freeway, Suite 1375
      Dallas, Texas                         75240
-------------------------------         --------------
(Address of principal executive           (Zip Code)
         offices)



      972/726-7175
----------------------------
(Registrant's telephone number
     including area code)



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

                                                3 Months Ended
                                                  November 30,
                                           ------------------------
                                              1998          1997
                                           ----------    ----------

   Net sales                               $   10,317    $   10,426
   Cost of goods sold                           7,539         7,266
                                           ----------    ----------
                                                2,778         3,160

   Cost and expenses:
     Selling, general and administrative        2,345         2,391
     Interest                                     121           123
   Other (income) expense                         (23)            4
                                           ----------    ----------
                                                2,443         2,518
                                           ----------    ----------
        INCOME FROM OPERATIONS BEFORE
           INCOME TAXES                           335           642

   State and federal income taxes--Note A         134           257
                                           ----------    ----------
          NET INCOME                       $      201    $      385
                                           ==========    ==========

   Income per common share--Note B

     Basic and diluted income per
       common share                              $.06          $.11
                                           ==========    ==========
     Basic weighted average common
       shares outstanding                   3,477,141     3,477,141
                                           ==========    ==========

     Diluted weighted average common
      and common equivalent shares
      outstanding                           3,528,300     3,529,195
                                           ==========    ==========

   See notes to condensed consolidated financial statements.

               TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
          Condensed Consolidated Balance Sheets (Unaudited)
                November 30, 1998 and August 31, 1998
                            (In Thousands)


                                              November 30,      August 31,
                                                 1998             1998
                                              -----------      -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                   $       540      $       407
  Accounts receivable, less allowance
   for doubtful accounts of $286,000 at
   November 30, 1998 and $292,000 at
   August 31, 1998                                  5,694            5,598
  Inventories                                      10,845            9,077
  Prepaid expenses and other assets                   323              227
  Income taxes recoverable                             --               35
  Deferred taxes                                      607              607
                                              -----------      -----------

          TOTAL CURRENT ASSETS                     18,009           15,951

DEFERRED TAXES                                        138              138

OTHER ASSETS                                          463              392

PROPERTY, PLANT AND EQUIPMENT
  Land and clay deposits                              566              566
  Buildings and improvements                        3,491            3,491
  Machinery, equipment, furniture
   and fixtures                                    25,037           24,753
  Leasehold improvements                            1,077            1,059
                                              -----------      -----------
                                                   30,171           29,869
  Less allowances for depreciation,
    depletion and amortization                     23,076           22,703
                                              -----------      -----------
                                                    7,095            7,166

                                              -----------      -----------
                                              $    25,705      $    23,647
                                              ===========      ===========

                                                November 30,    August 31,
                                                    1998           1998
                                                -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable-Note C                          $     1,600    $       700
  Accounts payable                                    4,038          2,674
  Accrued expenses                                    1,129          1,591
  Income taxes payable                                   99             --
  Current maturities of indebtedness to
    related parties                                      11             11
  Current maturities of long-term
    obligations--Note C                                 118            137
                                                -----------    -----------
     TOTAL CURRENT LIABILITIES                        6,995          5,113

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities                             1,590          1,593

LONG-TERM OBLIGATIONS,
  less current maturities--Note C                       631            653

COMMITMENTS AND CONTINGENCIES--Note D

STOCKHOLDERS' EQUITY--Note E
  Preferred stock - $1 par value; 1,000,000
    shares authorized, none issued                       --             --
  Common stock - $.20 par value; 10,000,000
    shares authorized, 5,278,625
     shares issued                                      718            718
  Additional capital                                  9,246          9,246
  Retained earnings                                   6,852          6,651
                                                -----------    -----------
                                                     16,816         16,615
Less:
    Treasury stock:
      At cost - 113,696 shares                          327            327
      At no cost - 1,687,788 shares                      --             --
                                                -----------    -----------
                                                     16,489         16,288
                                                -----------    -----------
                                                $    25,705    $    23,647
                                                ===========    ===========

See notes to condensed consolidated financial statements.

                  TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                               (In Thousands)

                                                             3 Months Ended
                                                               November 30,
                                                        ----------------------
                                                          1998          1997
                                                        ---------    ---------
OPERATING ACTIVITIES
  Net income                                            $     201    $     385
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation, depletion and amortization                  373          406
    Provision for doubtful accounts                            24           57
    Changes in operating assets and liabilities:
      Accounts receivable                                    (120)      (1,051)
      Inventories                                          (1,768)        (472)
      Prepaid expenses and other assets                      (167)          69
      Accounts payable and accrued expenses                   902          872
      Income taxes payable                                    134          225
                                                        ---------    ---------
        NET CASH (USED IN) PROVIDED BY OPERATING
            ACTIVITIES                                       (421)         491

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                 (302)        (175)
                                                        ---------    ---------
        NET CASH USED IN INVESTING ACTIVITIES                (302)        (175)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit and
       long-term borrowings                                   900          300
  Principal payments on revolving line of credit,
    long-term obligations and indebtedness to
       related parties                                        (44)         (54)
                                                        ---------    ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES             856          246
                                                        ---------    ---------
INCREASE IN CASH AND CASH EQUIVALENTS                         133          562

Cash and cash equivalents at beginning of year                407          575
                                                        ---------    ---------

       CASH AND CASH EQUIVALENTS AT END OF PERIOD       $     540    $   1,137
                                                        =========    =========

See notes to condensed consolidated financial statements.

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   (UNAUDITED)

   NOTE A--INCOME TAXES

   Income taxes have been provided using the liability method for providing deferred taxes. Income for the first three months of fiscal 1999 reflects an estimated annualized tax rate of approximately 40%.

   NOTE B--INCOME PER COMMON SHARE

   Basic income per common share is based upon the weighted average number of shares of common stock outstanding during each period. Diluted income per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include options granted to key employees and outside directors. The number of common stock equivalents was based on the number of shares issuable on the exercise of options reduced by the number of shares that are assumed to have been purchased at the average price of common stock during each quarter with the proceeds from the exercise of the options.

   All periods presented have been restated to reflect the adoption of Statement of Financial Accounting
   Standard No. 128 (SFAS 128), "Earnings Per Share".

   NOTE C--NOTES PAYABLE AND LONG-TERM DEBT

   In May 1996, the Company entered into a two-year credit agreement with a bank whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. At the option of the Company, borrowings under the demand note may bear interest at the lending bank's prime commercial interest rate or at the London Interbank Offered Rate ("LIBOR") plus 1.25 percentage points. Interest is payable on a monthly basis. The Company's obligation to the bank is secured by accounts receivable and inventory. In April 1998, the credit agreement was amended whereby the maximum amount available under the revolving credit facility was reduced to $3,000,000 and the expiration date was extended for an additional two year period. The loan agreement contains covenants that require the maintenance of a specified ratio of quick assets to current liabilities, as defined, and a specified ratio of total liabilities to tangible net worth, as defined, both ratios to be measured on a quarterly basis. At
   November 30, 1998, the Company is in compliance with these covenants. At November 30, 1998, $1,600,000 was outstanding under the revolving credit note.

   NOTE D--COMMITMENTS AND CONTINGENCIES

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

   NOTE E--CAPITAL STOCK

   At November 30, 1998 and August 31, 1998, there were
   1,000,000 shares of preferred stock, with a par value of $1 authorized. None have been issued.

   At November 30, 1998 and August 31, 1998, there were
   10,000,000 shares of par value $.20 common stock authorized of which 5,278,625 shares were issued.
   Of the shares issued, 3,477,141 were outstanding.
   The remainder of the issued stock is comprised of 113,696 shares of treasury stock at cost and 1,687,788 shares of treasury stock at no cost.

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

Net Sales
---------

Consolidated net sales for the first quarter of fiscal 1999 were $10,317,000 versus $10,426,000 for the same quarter in fiscal 1998, a decrease of 1%.

FIREPLACE PRODUCTS. Sales in the fireplace products segment for the first quarter of fiscal 1999 decreased by 7% compared to the first quarter of 1998. The sales decrease was attributed to a decrease in the quantity of wood burning fireplaces and gas log sets delivered in the first quarter of 1999.

FACE BRICK PRODUCTS. Sales in the face brick products segment increased by 23% in the first quarter of 1999 compared to the first quarter of 1998. A strong demand from the construction industry in the area served by the brick manufacturing facility was mainly responsible for the increase in sales. A new size of face brick introduced in the first quarter of fiscal 1998 has proved to be very popular.

Gross Profit
------------

FIREPLACE PRODUCTS.  Gross profit decreased approximately
33% in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. The decrease in sales volume was the major factor contributing to the decrease in gross profit.

FACE BRICK PRODUCTS.  Gross profit increased approximately
51% in the first quarter of fiscal 1999 compared with the prior year. The increase resulted from production efficiencies realized in the manufacturing process in addition to the increase in sales volume.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses decreased by $46,000 or approximately 2% in the first quarter of fiscal
1999 compared to the first quarter of fiscal 1998.
Expenses were 22.7% of sales in 1999 compared to 22.9% of sales in 1998.

Interest Expense
----------------

Interest expense decreased $2,000 in the first quarter of 1999 compared to the first quarter of 1998. A slight decrease in interest rates was responsible for the decrease in interest expense.


Income Taxes
------------

Income tax expense of $134,000 for the first quarter of fiscal 1999 includes the provision for both federal and state income taxes. An estimated annualized effective tax rate of 40% was applied to pre-tax income for the first quarter of 1999.


Liquidity and Capital Resources
-------------------------------

Net cash used in operating activities was $421,000 for the first three months of 1999. The decreased cash flow from operations was due primarily to changes in working capital, principally an increase in inventories.

Working capital increased from $10,838,000 at August 31, 1998 to $11,014,000 at November 30, 1998. The current ratio decreased from 3.1 at August 31, 1998 to 2.6 at November 30, 1998.

Capital expenditures and capitalized lease obligations for the first quarter of 1999 were $302,000. Expenditures include amounts for tooling, dies, replacement items and major repairs to manufacturing equipment.

In May 1996, the Company entered into a two-year credit agreement with a bank whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility.
The outstanding principal balance may bear interest at a variable or fixed rate, at the Company's option, at the time funds are requested. Interest is payable on a monthly basis and also at the end of the borrowing period if borrowing at a fixed rate. In April 1998, the credit agreement was amended whereby the maximum amount available under the revolving credit facility was reduced to $3,000,000 and the expiration date was extended for an additional two-year period. The revolving credit facility had an outstanding balance of $1,600,000 at November 30, 1998.

In October 1998, the Company entered into an agreement for the sale of its face brick products division. The agreement is subject to approval of the stockholders of the Company. The cash proceeds, estimated to be approximately
$12,000,000, will be available to pay down certain indebtedness and enhance the Company's remaining business operations through strategic acquisitions or other appropriate uses.

The Company anticipates that cash flow from operations together with funds available from the revolving credit facility should provide the Company with adequate funds to meet its working capital requirements as well as requirements for capital expenditures for at least the next twelve months.

Year 2000 Issue
---------------

Many existing computer systems and applications and other control devices use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, as year 2000 approaches, computer systems and applications used by many companies may need to be upgraded to comply with "Year
2000" requirements. The Company relies on its systems in operating and monitoring many significant aspects of its business, including financial systems (such as general ledger, accounts payable, accounts receivable, inventory and order management), customer services, infrastructure and network and telecommunications equipment. The Company also relies directly and indirectly on the systems of external business enterprises such as customers, suppliers, creditors and financial organizations.

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

At this date, the Company is not aware of any customer, vendor, or supplier (external agents) with a year 2000 issue that would materially affect the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

Management is of the opinion that all significant year 2000 issues have been identified and addressed. Accordingly, the Company has no developed year 2000 contingency plans for continuing operations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 30, 1998 are not necessarily indicative of the results that may be expected for the year ending August
31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended August 31,1998.

                    PART II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a).   Exhibits
             --------

              Exhibit
                No.         Description
             --------       -----------

               27.1         Financial Data Schedule (filed herewith)


     (b).    Report on Form 8-K
             ------------------

             The Registrant filed one report on Form 8-K during the quarter for which this report is filed.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TEMTEX INDUSTRIES, INC.



DATE: 12/23/98                     BY:  /s/  E.R.BUFORD
      --------                        ------------------------
                                        E. R. Buford
                                        President


DATE: 12/23/98                     BY:  /s/  R. N. STIVERS
      --------                        ------------------------
                                        R. N. Stivers
                                        Vice President-Finance