Form 10-Q
period 1999-02-28
TEMTEX INDUSTRIES INC
filed 1999-04-14
CIK 110740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended February 28, 1999  Commission File No. 0-5940


                     TEMTEX INDUSTRIES, INC.
      -----------------------------------------------------
     (Exact name of Registrant as specified in its Charter)



           Delaware                              75-1321869
----------------------------------           -------------------
   (State or other jurisdiction               (I.R.S. Employer
 of incorporation or organization)            Identification No.



5400 LBJ Freeway, Suite 1375, Dallas, Texas           75240
-------------------------------------------       ------------
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

The Registrant had 3,479,641 shares of common stock, par value
$.20 per share, outstanding as of the close of the period covered by this report.

PART I.  FINANCIAL INFORMATION

            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
   Condensed Consolidated Statements of Operations (Unaudited)
               (In Thousands Except Share Amounts)



                                                  Three Months Ended             Six Months Ended
                                             February 28,   February 28,    February 28,   February 28,
                                                 1999            1998            1999          1998
                                             ------------   ------------    ------------   ------------
Net sales                                    $      6,310   $      6,132    $     13,985   $     14,403
Cost of goods sold                                  5,638          4,755          11,720         10,653
                                             ------------   ------------    ------------   ------------
                                                      672          1,377           2,265          3,750

Cost and expenses:
  Selling, general and administrative               1,878          1,784           3,913          3,837
  Interest                                             76            109             188            220
Other expense (income)                                  6             (3)              8             (2)
                                             ------------   ------------    ------------   ------------
                                                    1,960          1,890           4,109          4,055

                                             ------------   ------------    ------------   ------------
    LOSS FROM CONTINUING OPERATIONS
        BEFORE INCOME TAX BENEFIT AND
         DISCONTINUED OPERATIONS                   (1,288)          (513)         (1,844)          (305)

State and federal income tax benefit-Note B          (448)          (174)           (599)           (93)
                                             ------------   ------------    ------------   ------------

    LOSS FROM CONTINUING OPERATIONS                  (840)          (339)         (1,245)          (212)

    GAIN FROM DISPOSAL AND OPERATING
        INCOME FROM DISCONTINUED
         OPERATIONS, NET OF INCOME
          TAXES -- Note H                           4,828            378           5,434            636
                                             ------------   ------------    ------------   ------------
                 NET INCOME                  $      3,988   $         39    $      4,189   $        424
                                             ============   ============    ============   ============

    Basic and diluted (loss) income
      per common share:
     Continuing operations                         $ (.24)        $ (.10)         $ (.36)        $ (.06)
                                                   ======         ======          ======         ======
     Net Income:
       Basic                                       $ 1.15         $  .01          $ 1.20         $  .12
                                                   ======         ======          ======         ======
       Diluted                                     $ 1.13         $  .01          $ 1.19         $  .12
                                                   ======         ======          ======         ======
Basic Weighted average common shares
   outstanding                                  3,477,458      3,477,141       3,477,298      3,477,141
                                             ============   ============    ============   ============

Diluted weighted average common and common
  equivalent shares outstanding                 3,523,628      3,527,877       3,525,963      3,528,536
                                             ============   ============    ============   ============


See notes to condensed consolidated financial statements.

            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
              Condensed Consolidated Balance Sheets
                         (In Thousands)


                                                       February 28, 1999     August 31, 1998
                                                       -----------------     ---------------
                                                          (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                 $   7,720           $     327
  Accounts receivable, less allowance for
    doubtful accounts of $329,000 at
    February 28, 1999 and $264,000 at
    August 31, 1998                                             3,966               3,959
  Inventories-Note D                                            9,064               7,749
  Prepaid expenses and other assets                               327                 182
  Income taxes recoverable                                         --                  35
  Deferred taxes                                                  477                 607
  Net current assets of discontinued operations                    --               1,929
                                                            ---------           ---------

          TOTAL CURRENT ASSETS                                 21,554              14,788

DEFERRED TAXES                                                    266                 138

OTHER ASSETS                                                    1,660                 392

PROPERTY, PLANT AND EQUIPMENT
  Buildings and improvements                                    2,615               2,615
  Machinery, equipment, furniture and fixtures                 17,481              16,989
  Leasehold improvements                                        1,090               1,059
                                                            ---------           ---------
                                                               21,186              20,663
  Less allowances for depreciation,
    depletion and amortization                                 16,060              15,471
                                                            ---------           ---------
                                                                5,126               5,192
  Property, plant and equipment of discontinued operations,
     net of accumulated depreciation of $7,232.                    --               1,974
                                                            ---------           ---------

                                                            $  28,606           $  22,484
                                                            =========           =========




                                                                 February 28, 1999     August 31, 1998
                                                                 -----------------     ---------------
                                                                    (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable--Note E                                             $      --              $     700
  Accounts payable                                                      2,664                  1,864
  Accrued expenses                                                        950                  1,327
  Income taxes payable                                                  2,476                     --
  Current maturities of indebtedness to related parties                    12                     11
  Current maturities of long-term obligations--Note E                      27                     48
                                                                    ---------              ---------

     TOTAL CURRENT LIABILITIES                                          6,129                  3,950

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities                                               1,588                  1,593

LONG-TERM OBLIGATIONS,
  less current maturities--Note E                                         419                    433

LONG-TERM OBILIGATIONS OF DISCONTINUED OPERATIONS
  less current maturities                                                  --                    220

COMMITMENTS AND CONTINGENCIES--Note F

STOCKHOLDERS' EQUITY--Note G
  Preferred stock - $1 par value; 1,000,000
    shares authorized, none issued                                         --                     --
  Common stock - $.20 par value; 10,000,000 shares authorized,
    5,278,625 shares issued at August 31, 1998
    and 5,286,125 at February 28, 1999                                    720                    718
  Additional capital                                                    9,253                  9,246
  Retained earnings                                                    10,840                  6,651
                                                                    ---------              ---------
                                                                       20,813                 16,615
Less:
    Treasury stock:
      At cost - 118,696 and 113,696 shares
       for 1999 and 1998, respectively                                    343                    327
      At no cost - 1,687,788 shares                                        --                     --
                                                                    ---------              ---------
                                                                       20,470                 16,288
                                                                    ---------              ---------
                                                                    $  28,606              $  22,484
                                                                    =========              =========

See notes to condensed consolidated financial statements.


            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
   Condensed Consolidated Statements of Cash Flows (Unaudited)
                         (In Thousands)


                                                                                Six Months Ended
                                                                                   February 28,
                                                                           -------------------------
                                                                              1999           1998
                                                                           ----------     ----------
OPERATING ACTIVITIES
  Net income                                                               $    4,189     $      424
  Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
    Depreciation, depletion and amortization                                      700            824
    Discontinued operations:
        Gain on sale, net of tax                                               (4,675)            --
         Income from operations, net of tax                                      (759)          (636)
    Gain on disposition of property, plant and equipment                           --            (14)
    Provision for doubtful accounts                                                73             79
    Changes in operating assets and liabilities:
      Accounts receivable                                                         (80)           425
      Inventories                                                              (1,315)           (57)
      Prepaid expenses and other assets                                        (1,039)            16
      Accounts payable and accrued expenses                                    (1,429)          (284)
      Income taxes payable/recoverable                                          2,513            246
      Cash (used in) provided by discontinued operations                       (1,986)           351
                                                                           ----------     ----------
      NET CASH (USED IN) PROVIDED BY
        OPERATING ACTIVITIES                                                   (3,808)         1,374

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                     (523)          (296)
  Purchases of property, plant and equipment, discontinued operations             (24)           (86)
  Proceeds from sale of discontinued operations                                12,525             --
  Proceeds from disposition of property, plant and equipment                       --              1
  Proceeds from disposition of property, plant and equipment,
     discontinued operations                                                       --             15
                                                                           ----------     ----------
      NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                                                   11,978           (366)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit and long-term borrowings                  --            --
  Principal payments on revolving line of credit, long-term obligations
      and indebtedness to related parties                                        (739)          (537)
  Principal payments on long-term obligations, discontinued operations            (31)           (54)
  Proceeds from issuance of common stock                                            9             --
  Purchase of treasury stock                                                      (16)            --
                                                                           ----------     ----------
      NET CASH USED IN FINANCING ACTIVITIES                                      (777)          (591)
                                                                           ----------     ----------
INCREASE IN CASH AND CASH EQUIVALENTS                                           7,393            417
Cash and cash equivalents at beginning of year                                    327            502
                                                                           ----------     ----------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $    7,720     $      919
                                                                           ==========     ==========

See notes to condensed consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Temtex Industries, Inc. (the Company) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended February 28, 1999 are not necessarily indicative of the results that may be expected for the year ending August 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 1998.

NOTE B--INCOME TAXES

Income taxes have been provided using the liability method for providing deferred taxes. Income from continuing operations for the first six months of fiscal 1999 reflects an estimated annualized tax rate of approximately 32.5%.

NOTE C--INCOME PER COMMON SHARE

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

NOTE D--INVENTORIES

Inventories are summarized below:


                              February 28, 1999   August 31, 1998
                              -----------------   ---------------
                                         (in thousands)
Finished goods                    $   2,929           $   2,682
Work in process                         899                 899
Raw materials and supplies            5,236               4,168
                                  ---------           ---------
                                  $   9,064           $   7,749
                                  =========           =========

NOTE E--NOTES PAYABLE AND LONG-TERM DEBT

In May 1996, the Company entered into a two-year credit agreement with a bank whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. At the option of the Company, borrowings under the demand note may bear interest at the lending bank's prime commercial interest rate or at the London Interbank Offered Rate ("LIBOR") plus 1.25 percentage points. Interest is payable on a monthly basis. The Company's obligation to the bank is secured by accounts receivable and inventory. In April 1998, the credit agreement was amended whereby the maximum amount available under the revolving credit facility was reduced to $3,000,000 and the expiration date was extended for an additional two year period. The loan agreement contains covenants that require the maintenance of a specified ratio of quick assets to current liabilities, as defined, and a specified ratio of total liabilities to tangible net worth, as defined, both ratios to be measured on a quarterly basis. At February 28, 1999, the Company is in compliance with these covenants. At February 28, 1999, there was no balance outstanding under the revolving credit note.

NOTE F-COMMITMENTS AND CONTINGENCIES

Due to the complexity of the Company's operations, disagreements occasionally occur.

In the opinion of management, the Company's ultimate loss from such disagreements and potential resulting legal action, if any, will not be significant.

NOTE G--CAPITAL STOCK

At February 28, 1999 and August 31, 1998, there were 1,000,000 shares of preferred stock, with a par value of $1 authorized.
None have been issued.

The Company's Board of Directors approved the repurchase of up to $1.0 million of the Company's Common Stock after a Special
Shareholder's meeting held on January 5, 1999.  As of February
28, 1999, 5,000 shares have been purchased on the open market and are included as treasury stock.

At February 28, 1999 and August 31, 1998, there were 10,000,000 shares of par value $.20 common stock authorized of which 5,286,125 and 5,278,625 shares were issued at February 28, 1999 and August 31, 1998, respectively. Of the shares issued, 3,479,641 were outstanding at February 28, 1999 and 3,477,141 were outstanding at August 31, 1998. The remainder of the issued stock is comprised of 1,806,484 and 1,801,484 shares of treasury stock at February 28, 1999 and August 31, 1998, respectively.

NOTE H-DISCONTINUED OPERATIONS

On January 5, 1999, the Company sold its Texas Clay brick manufacturing division for approximately $12.9 million subject to final adjustments. Management believes that any final adjustments
will not be significant.    The financial statements have been
restated to reflect Texas Clay as a discontinued operation.

The components of the Company's results from the discontinued operation of Texas Clay, net of income taxes, are as follows:


                                                            Three Months Ended           Six Months Ended
                                                       February 28,   February 28,   February 28,   February 28,
                                                           1999           1998           1999           1998
                                                       ------------   ------------   ------------   ------------
Income from operations of Texas Clay before
  income taxes                                           $    280       $    578       $  1,171       $  1,012
Income taxes                                                  127            200            412            376
                                                         --------       --------       --------       --------
                                                              153            378            759            636

Gain on disposal of Texas Clay before
  income taxes                                              7,420                         7,420
Income taxes                                                2,745                         2,745
                                                         --------       --------       --------       --------
                                                            4,675             --          4,675             --

                                                         --------       --------       --------       --------

Gain from disposal and income from
   discontinued operations, net of income taxes          $  4,828       $    378       $  5,434       $    636
                                                         ========       ========       ========       ========


Income per share:
  Basic income per common share:
    Operations                                              $ .04          $ .11          $ .22          $ .18
    Gain on sale                                             1.35             --           1.34             --
                                                            -----          -----          -----          -----
                                                            $1.39          $ .11          $1.56          $ .18
                                                            =====          =====          =====          =====

  Diluted income per common and common
     equivalent share:
       Operations                                           $ .04          $ .11          $ .22          $ .18
       Gain on sale                                          1.33             --           1.33             --
                                                            -----          -----          -----          -----
                                                            $1.37          $ .11          $1.55          $ .18
                                                            =====          =====          =====          =====


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

On January 5, 1999 the company sold its facility that produced face brick products. The results of operations and gain on the sale have been classified as discontinued operations. The following discussion focuses on the remaining segment of business, "Fireplace Products".

Net Sales
---------

Net sales of fireplace products increased approximately 3% or $178,000 in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998. The major portion of the sales increase results from an increase in the quantity of gas log sets delivered in the second quarter of 1999. Sales of zero-clearance fireplaces remained at approximately the same level as in 1998. Between the comparative six-month periods, net sales decreased approximately 3% in fiscal 1999. Net sales decreased for both fireplaces and gas log sets. Although the combined quantity for all models of fireplaces sold in the most recent six months period was greater than last year, the unit average selling price was less than last year's price. Competition within the industry continues to be a major factor in determining selling prices.

Gross Profit
------------

Gross profit decreased approximately 51% in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998. Production at less than optimum levels results in under absorption of fixed costs and reduced gross profits. Gross profit decreased approximately 40% between the comparative six-month periods due to the lack of capacity utilization as in the comparative quarters.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased by $94,000 or approximately 5% in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998. A portion of the increase was caused by the creation of a department within the sales organization for the exclusive purpose of managing the Canadian sales effort. Expenses related to home center sales also showed a slight increase. Between the comparative six-month periods, expenses increased $76,000 or approximately 2% for essentially the same reasons as the increase between the quarters.

Interest Expense
----------------

Interest expense decreased $33,000 or approximately 30% and $32,000 or 14% between the comparative quarters and six-month periods, respectively. The decrease in expense in both the second quarter and the first six months of fiscal 1999 was caused by the decrease in the average debt outstanding during both periods compared to those in fiscal 1998.

Income Taxes
------------

Income tax benefit of $599,000 for continuing operations for the first six months of fiscal 1999 is based on an estimated annualized effective tax rate of 32.5%. The effective tax rates applied to discontinued operations and the gain on the disposition of the discontinued operations were 35.2% and 37%, respectively.

Liquidity and Capital Resources
-------------------------------

Net cash used by operating activities was $3,808,000 for the first six months of 1999 compared to net cash provided of $1,374,000 for the first six months of 1998. The decreased cash flow from operations in the first six months of fiscal 1999 was primarily due to the loss incurred by continuing operations as well as changes in working capital, principally increases in inventories, prepaids and other assets.

The brick manufacturing division was sold for approximately $12,900,000, subject to final adjustments, of which $12,068,000 was received at closing on January 5, 1999. Price adjustments may include amounts for accounts receivable, inventories and prepaid items that differed in amounts on the closing date from amounts recorded at the time of the original agreement in 1998. Any price adjustments are not expected to be significant. The cash proceeds, estimated to be approximately $12,500,000 after final adjustments, have been used to pay down certain indebtedness with the remainder being available to enhance the Company's business operations through strategic acquisitions or other appropriate uses.

Working capital increased from $10,838,000 at August 31, 1998 to $15,425,000 at February 28, 1999.

Capital expenditures and capitalized lease obligations for the first six months of 1999 were $523,000. Expenditures include amounts for tooling, dies, replacement items and major repairs to manufacturing equipment.

In May 1996, the Company entered into a two-year credit agreement with a bank whereby the Company may borrow up to $4,000,000 under a revolving credit facility. The outstanding principal balance may bear interest at a variable or fixed rate, at the Company's option, at the time funds are requested. Interest is payable on a monthly basis and also at the end of the borrowing period if borrowing at a fixed rate. In April 1998, the credit agreement was amended whereby the maximum amount available under the revolving credit facility was reduced to $3,000,000 and the expiration date was extended for an additional two-year period. The revolving credit facility had no outstanding balance at February 28, 1999.

The Company anticipates that cash flow from operations together with proceeds from the sale of the brick division and funds available from the revolving credit facility should provide the Company with adequate funds to meet its working capital requirements as well as requirements for capital expenditures for at least the next twelve months.

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

Based on various assessments during the past year, the Company determined that only minor modifications of its information and production software systems would be necessary in order to properly utilize dates beyond the year 1999. Most of the changes have already been made. Although the Company anticipates all remaining modifications to be completed in 1999, if such modifications were not made, management believes the year 2000 issue will not have a material impact on the operations of the Company.

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

Management is of the opinion that all significant year 2000 issues have been identified and addressed. Accordingly, the Company has not developed any year 2000 contingency plans for operations.

                   PART II.  OTHER INFORMATION



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a). Exhibits
               --------

                Exhibit
                   No.        Description
               ----------     -----------

                  27.1        Financial Data Schedule (filed herewith)


          (b). Report on Form 8-K
               ------------------

               The Registrant filed one report on Form 8-K during the quarter for which this report is filed

                           SIGNATURES
                           ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         TEMTEX INDUSTRIES, INC.



DATE: 4/13/99             BY:  /s/ E. R. BUFORD
      -------                -------------------------
                             E. R. Buford
                             President



DATE: 4/13/99             BY:  /s/ R. N. STIVERS
      -------                -------------------------
                             R. N. Stivers
                             Vice President-Finance