Form 10-Q
period 1999-05-31
TEMTEX INDUSTRIES INC
filed 1999-07-12
CIK 110740

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                              FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended May 31, 1999               Commission File No. 0-5940


                        TEMTEX INDUSTRIES, INC.
       --------------------------------------------------------
        (Exact name of Registrant as specified in its Charter)



         Delaware                                        75-1321869
-------------------------------                   ----------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                     Identification No.)



5400 LBJ Freeway, Suite 1375, Dallas, Texas                75240
-------------------------------------------            --------------
(Address of principal executive offices)                 (Zip Code)



                   972/726-7175
--------------------------------------------------------
(Registrant's telephone number including area code)



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

The Registrant had 3,453,641 shares of common stock, par value $.20 per share, outstanding as of the close of the period covered by this report.

                       PART I.  FINANCIAL INFORMATION

                  TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
        Condensed Consolidated Statements of Operations (Unaudited)
                    (In Thousands Except Share Amounts)

                                              Three Months Ended           Nine Months Ended
                                                     May 31,                    May 31,
                                              1999         1998           1999         1998
                                            ---------    ----------    ----------    ----------
Net sales                                   $   5,442     $   5,719     $   19,427     $ 20,122
Cost of goods sold                              5,131         4,757         16,851       15,410
                                            ---------     ---------      ---------    ---------
                                                  311           962          2,576        4,712

Cost and expenses:
  Selling, general and administrative           2,012         1,844          5,925        5,681
  Interest                                         27            96            215          316
Other expense (income)                              3            (5)            11           (7)
                                            ---------     ---------      ---------    ---------
                                                2,042         1,935          6,151        5,990
                                            ---------     ---------      ---------    ---------
    LOSS FROM CONTINUING OPERATIONS
        BEFORE INCOME TAX BENEFIT AND
         DISCONTINUED OPERATIONS               (1,731)         (973)        (3,575)      (1,278)

State and federal income tax benefit--Note B     (563)         (332)        (1,162)        (425)
                                            ---------     ---------      ---------    ---------
    LOSS FROM CONTINUING OPERATIONS            (1,168)         (641)        (2,413)        (853)

    GAIN FROM DISPOSAL AND OPERATING
        INCOME FROM DISCONTINUED
         OPERATIONS, NET OF INCOME
          TAXES -- Note H                          --           659          5,434        1,295
                                            ---------     ---------      ---------    ---------
                 NET INCOME                 $  (1,168)    $      18      $   3,021    $     442
                                            =========     =========      =========    =========
    Basic and diluted (loss) income
     per common share:
     Continuing operations                      $(.34)        $(.18)         $(.69)       $(.24)
                                            =========     =========      =========    =========
      Net income:
        Basic                                   $(.34)         $.01           $.87         $.13
                                            =========     =========      =========    =========
    Diluted                                     $(.34)         $.01           $.86         $.13
                                            =========     =========      =========    =========

Basic weighted average common
  shares outstanding                        3,466,761     3,477,141      3,473,747    3,477,141
                                            =========     =========      =========    =========
Diluted weighted average common
  and common equivalent shares
  outstanding                               3,509,363     3,534,292      3,520,391    3,530,455
                                            =========     =========      =========    =========


See notes to condensed consolidated financial statements.

                  TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                               (In Thousands)


                                                 May 31, 1999   August 31, 1998
                                               --------------   ---------------
                                                  (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                      $     6,040        $     327
  Accounts receivable, less allowance for
   doubtful accounts of $357,000 at May 31,
   1999 and $264,000 at August 31, 1998                3,147            3,959
  Inventories-Note D                                   8,745            7,749
  Prepaid expenses and other assets                      376              182
  Income taxes recoverable                                --               35
  Deferred taxes                                         477              607
  Net current assets of discontinued
   operations                                             --            1,929
                                                    --------         --------
    TOTAL CURRENT ASSETS                              18,785           14,788

DEFERRED TAXES                                           266              138

OTHER ASSETS                                           1,668              392

PROPERTY, PLANT AND EQUIPMENT
  Buildings and improvements                           2,615            2,615
  Machinery, equipment, furniture and fixtures        17,697           16,989
  Leasehold improvements                               1,165            1,059
                                                    --------         --------
                                                      21,477           20,663
  Less allowances for depreciation,
    depletion and amortization                        16,375           15,471
                                                    --------         --------
                                                       5,102            5,192
  Property, plant and equipment of
   discontinued operations, net of
   accumulated depreciation of $7,232.                    --            1,974
                                                    --------         --------
                                                  $   25,821        $  22,484
                                                  ==========        =========

                                               May 31, 1999      August 31, 1998
                                            ----------------    ----------------
                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable--Note E                      $       --         $     700
  Accounts payable                                1,769             1,864
  Accrued expenses                                  912             1,327
  Income taxes payable                            1,876                --
  Current maturities of indebtedness to
   related parties                                   12                11
  Current maturities of long-term obligations-
   Note E                                            28                48
                                             ----------        ----------
  TOTAL CURRENT LIABILITIES                       4,597             3,950

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities                         1,584             1,593

LONG-TERM OBLIGATIONS,
  less current maturities--Note E                   411               433

LONG-TERM OBILIGATIONS OF DISCONTINUED OPERATIONS
  less current maturities                            --               220

COMMITMENTS AND CONTINGENCIES--Note F

STOCKHOLDERS' EQUITY--Note G
  Preferred stock - $1 par value; 1,000,000
    shares authorized, none issued                   --                --
  Common stock - $.20 par value; 10,000,000
    shares authorized, 5,278,625 shares issued
    at August 31, 1998 and 5,286,125 at May 31,
    1999                                            720               718
  Additional capital                              9,253             9,246
  Retained earnings                               9,672             6,651
                                             ----------         ---------
                                                 19,645            16,615
Less:
    Treasury stock:
      At cost -144,696 and 113,696 shares for
       1999 and 1998, respectively                  416               327
      At no cost - 1,687,788 shares                  --                --
                                             ----------         ---------
                                                 19,229            16,288
                                             ----------         ---------
                                             $   25,821         $  22,484
                                             ==========         =========

See notes to condensed consolidated financial statements.

                  TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                               (In Thousands)



                                                                              Nine Months Ended
                                                                                    May 31,
                                                                           -----------------------
                                                                             1999         1998
                                                                           ---------   -----------
OPERATING ACTIVITIES
  Net income                                                                $  3,021    $    442
  Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
    Depreciation, depletion and amortization                                   1,015       1,259
    Discontinued operations:
        Gain on sale, net of tax                                              (4,675)         --
         Income from operations, net of tax                                     (759)     (1,295)
    Deferred taxes                                                                --        (232)
    Gain on disposition of property, plant and equipment                          --         (11)
    Provision for doubtful accounts                                              122          (5)
    Changes in operating assets and liabilities:
      Accounts receivable                                                        690         600
      Inventories                                                               (996)       (739)
      Prepaid expenses and other assets                                       (1,096)        (33)
      Accounts payable and accrued expenses                                   (2,362)        156
      Income taxes payable/recoverable                                         1,913         706
      Cash (used in) provided by discontinued operations                      (1,986)        514
                                                                           ---------    --------
  NET CASH (USED IN) PROVIDED BY
                      OPERATING ACTIVITIES                                    (5,113)      1,362
INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                    (814)       (751)
  Purchases of property, plant and equipment, discontinued operations            (24)        (86)
  Proceeds from sale of discontinued operations                               12,525          --
  Proceeds from disposition of property, plant and equipment                      --           1
  Proceeds from disposition of property, plant and equipment,
     discontinued operations                                                      --          15
      NET CASH PROVIDED BY (USED IN)                                       ---------    --------
                       INVESTING ACTIVITIES                                   11,687        (821)
FINANCING ACTIVITIES
  Proceeds from revolving line of credit and long-term borrowings                 --          --
  Principal payments on revolving line of credit, long-term obligations
      and indebtedness to related parties                                       (750)       (173)
  Principal payments on long-term obligations, discontinued operations           (31)        (82)
  Proceeds from issuance of common stock                                           9          --
  Purchase of treasury stock                                                     (89)         --
                                                                           ---------    --------
  NET CASH USED IN FINANCING ACTIVITIES                                         (861)       (255)
                                                                           ---------    --------
INCREASE IN CASH AND CASH EQUIVALENTS                                          5,713         286
Cash and cash equivalents at beginning of year                                   327         502
                                                                           ---------    --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $   6,040    $    788
                                                                           =========    ========



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

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended May 31, 1999 are not necessarily indicative of the results that may be expected for the year ending August 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 1998.

NOTE B--INCOME TAXES

Income taxes have been provided using the liability method for providing deferred taxes. Income from continuing operations for the first nine months of fiscal 1999 reflects an estimated annualized tax rate of approximately 32.5%.

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

NOTE D--INVENTORIES

Inventories are summarized below:


                                      May 31, 1999  August 31, 1998
                                      ------------  ---------------
                                             (in thousands)
Finished goods                          $ 2,855         $ 2,682
Work in process                           1,017             899
Raw materials and supplies                4,873           4,168
                                        -------         -------
                                        $ 8,745         $ 7,749
                                        =======         =======

NOTE E--NOTES PAYABLE AND LONG-TERM DEBT

In May 1996, the Company entered into a two-year credit agreement with a bank whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. At the option of the Company, borrowings under the demand note may bear interest at the lending bank's prime commercial interest rate or at the London Interbank Offered Rate ("LIBOR") plus 1.25 percentage points. Interest is payable on a monthly basis. The Company's obligation to the bank is secured by accounts receivable and inventory. In April 1998, the credit agreement was amended whereby the maximum amount available under the revolving credit facility was reduced to $3,000,000 and the expiration date was extended for an additional two year period. The loan agreement contains covenants that require the maintenance of a specified ratio of quick assets to current liabilities, as defined, and a specified ratio of total liabilities to tangible net worth, as defined, both ratios to be measured on a quarterly basis. At May 31, 1999, the Company is in compliance with these covenants. The agreement was amended a second time in January 1999, whereby the availability of the line of credit is restricted unless the Company reports fiscal year to date income, greater than zero, from continuing operations. At May 31, 1999, there was no balance outstanding under the revolving credit note.

NOTE F-COMMITMENTS AND CONTINGENCIES

Due to the complexity of the Company's operations, disagreements occasionally occur.

In the opinion of management, the Company's ultimate loss from such disagreements and potential resulting legal action, if any, will not be significant.

NOTE G--CAPITAL STOCK

At May 31, 1999 and August 31, 1998, there were 1,000,000 shares of preferred stock, with a par value of $1 authorized. None have been issued.

The Company's Board of Directors approved the repurchase of up to $1.0 million of the Company's Common Stock after a Special Shareholder's meeting held on January 5, 1999. As of May 31, 1999, 31,000 shares have been purchased on the open market and are included as treasury stock.

At May 31, 1999 and August 31, 1998, there were 10,000,000 shares of par value $.20 common stock authorized of which 5,286,125 and 5,278,625 shares were issued at May 31, 1999 and August 31, 1998, respectively. Of the shares issued, 3,453,641 were outstanding at May 31, 1999 and 3,477,141 were outstanding at August 31, 1998. The remainder of the issued stock is comprised of 1,832,484 and 1,801,484 shares of treasury stock at May 31, 1999 and August 31, 1998, respectively.

NOTE H-DISCONTINUED OPERATIONS

On January 5, 1999, the Company sold its Texas Clay brick manufacturing division for approximately $12.5 million. The financial statements have been restated to reflect Texas Clay as a discontinued operation.

The components of the Company's results from the discontinued operation of Texas Clay, net of income taxes, are as follows: (In thousands except share amounts)


                                                         Three Months Ended     Nine Months Ended
                                                                 May 31,            May 31,
                                                          1999        1998       1999       1998
                                                       ----------   --------     -------   --------
Income from operations of Texas Clay before
  income taxes                                          $           $  1,002      $ 1,171   $ 2,014
Income taxes                                                             343          412       719
                                                        ---------   --------      -------   -------
                                                               --        659          759     1,295

Gain on disposal of Texas Clay before
  income taxes                                                                      7,420
Income taxes                                                                        2,745
                                                        ---------   --------      -------   -------
                                                                          --        4,675        --
                                                        ---------   --------      -------   -------
Gain from disposal and income from
   discontinued operations, net of income taxes         $      --   $    659      $ 5,434   $ 1,295
                                                        =========   ========      =======   =======
Income per share:
  Basic income per common share:
             Operations                                 $           $    .19      $   .22   $   .37
        Gain on sale                                                      --         1.34        --
                                                        ---------   --------      -------   -------
                                                        $      --   $    .19      $  1.56   $   .37
                                                        =========   ========      ========  =======
  Diluted income per common and common
     equivalent share:
      Operations                                        $           $    .19      $   .22   $   .37
       Gain on sale                                                       --         1.33        --
                                                        ---------   --------     --------   -------
                                                        $      --   $    .19      $  1.55   $   .37
                                                        =========   ========     ========   =======

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

In the second quarter of fiscal 1999, the Company sold its facility that produced face brick products. The results of operations and gain on the sale have been classified as discontinued operations.
The following discussion focuses on the remaining segment of business, "Fireplace Products".

Net Sales
---------

Net sales of fireplace products decreased approximately 5% or $277,000 in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. The decrease in sales resulted from decreases in the quantities of both fireplaces and gas log sets delivered in the third quarter of 1999. Between the comparative nine-month periods, net sales decreased approximately 3% in fiscal 1999. Net sales increased for gas fireplaces but decreased for woodburning fireplaces and gas log sets. The sales increase in gas fireplaces was caused by an increase in the number of fireplaces delivered. The decrease in sales in woodburning fireplaces and gas log sets was caused by decreases in the quantities delivered as well as small decreases in the average unit sales prices. Competition within the industry continues to be a dominating force in determining selling prices.

Gross Profit
------------

 Gross profit decreased approximately 68% in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. Production at less than optimum levels results in under absorption of fixed costs and reduced gross profits. Gross profit decreased approximately 45% between the comparative nine-month periods due to the lack of capacity utilization as in the comparative quarters.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased $168,000 or approximately 9% in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. Between the comparative nine-month periods, expenses increased $244,000 or approximately 4%. Expenses related to home center sales and trade shows increased over the previous comparison periods. Additional expenses incurred in fiscal 1999 are the result of the creation of a new department within the sales organization for the sole purpose of managing the Company's sales effort in Canada.

Interest Expense
----------------

Net interest expense decreased $69,000 or approximately 72% and $101,000 or approximately 32% between the comparative quarters and nine-month periods, respectively. The decrease in the net expense in both the third quarter and the first nine-months of fiscal 1999 was caused by the decrease in the average indebtedness during both periods of fiscal 1999 compared to fiscal 1998. In addition, the Company has invested a portion of the proceeds from the sale of its brick manufacturing facility in cash funds and is earning interest on a daily basis.

Income Taxes
------------

Income tax benefit from continuing operations for the first nine months of fiscal 1999 is based on an estimated annualized effective tax rate of 32.5%. The effective tax rates applied to discontinued operations and the gain on the disposition of the discontinued operations were 35.2% and 37%, respectively.

Liquidity and Capital Resources
-------------------------------

Net cash used by operating activities was $5,113,000 for the first nine months of 1999 compared to net cash provided of $1,362,000 for the first nine months of 1998. The decreased cash flow from operations in the first nine months of fiscal 1999 was primarily due to the loss incurred by continuing operations as well as changes in working capital, principally increases in inventories, prepaids and other assets and decreases in accounts payable and accrued expenses.

The brick manufacturing division was sold for approximately
$12,500,000 in the second quarter of fiscal 1999. The cash proceeds were used to pay down certain indebtedness with the remainder being available to enhance the Company's business operations through strategic acquisitions or other appropriate uses.

Working capital increased from $10,838,000 at August 31, 1998 to $14,188,000 at May 31, 1999.

Capital expenditures and capitalized lease obligations for the first nine months of 1999 were $750,000. Expenditures include amounts for tooling, dies, replacement items and major repairs to manufacturing equipment.

In May 1996, the Company entered into a two-year credit agreement with a bank whereby the Company may borrow up to $4,000,000 under a revolving credit facility. The outstanding principal balance may bear interest at a variable or fixed rate, at the Company's option, at the time funds are requested. Interest is payable on a monthly basis and also at the end of the borrowing period if borrowing at a fixed rate. In

April 1998, the credit agreement was amended whereby the maximum amount available under the revolving credit facility was reduced to $3,000,000 and the expiration date was extended for an additional two-year period. The credit agreement was amended a second time in January 1999, whereby the availability of the line of credit is restricted unless the Company reports fiscal year to date income greater than zero from continuing operations. The revolving credit facility had no outstanding balance at May 31, 1999.

The Company anticipates that cash flow from operations together with proceeds from the sale of the brick division and funds that should become available from the revolving credit facility should provide the Company with adequate funds to meet its working capital requirements as well as requirements for capital expenditures for at least the next twelve months.

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

                                       TEMTEX INDUSTRIES, INC.



     DATE:   7/7/99                    BY:   /s/E.R.BUFORD
            -------                       ----------------------
                                          E. R. Buford
                                          President



     DATE:   7/7/99                    BY:  /s/R. N. STIVERS
            -------                       ----------------------
                                          R. N. Stivers
                                          Vice President-Finance