Form 10-K405
period 1999-08-31
TEMTEX INDUSTRIES INC
filed 1999-11-26
CIK 110740

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 1999

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-5940

TEMTEX INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

         Delaware

(State or other jurisdiction of incorporation or organization)	75-1321869 (I.R.S. Employer Indentification No.)
5400 LBJ Freeway, Suite 1375, Dallas, Texas (Address of principal executive offices)	75240 (Zip Code)

Company's telephone number, including area code: 972/726-7175

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.20 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section #13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     X

As of November 12, 1999, the aggregate market value of the voting stock held by non-affiliates of Temtex Industries, Inc. was $3,508,968.

As of November 12, 1999 there were 3,444,641 shares of common stock, par value $0.20 per share, of Temtex Industries, Inc. outstanding.


PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

The Company is a major producer of metal fireplace products used in the residential construction markets. The Company manufactures woodburning metal fireplaces as well as those utilizing natural gas and liquified petroleum fuels. In 1992, the Company introduced its Temco American Dream ™ ventfree gas log product line. The ventfree fireplace units provide heat from glowing artificial logs without the use of a vent, flue or similar device. The Company was organized in 1969 under t

NARRATIVE DESCRIPTION OF BUSINESS

Fireplace Products

Through its wholly owned subsidiary, Temco Fireplace Products, Inc. the Company manufactures and distributes zero clearance metal woodburning and gas fireplace equipment. For the fiscal year ended August 31, 1999, the Company had aggregate sales of fireplace products of approximately $24.8 million and reported a net loss from continuing operations of approximately $4.1 million.

Zero Clearance Woodburning Fireplace Products. A zero clearance metal fireplace is similar in function to a masonry fireplace, except that the firebox and flue pipe chimney are fabricated from stainless and coated steels and shipped as a unit to the purchaser or construction site. The inside of the firebox of a zero clearance metal fireplace is completely lined with an embossed brick pattern refractory, giving the appearance of a masonry surface. The inner pipe of the flue is made e zero clearance metal fireplaces are prefabricated, contractors can install them more easily and at lower cost than is the case with traditional masonry fireplaces. In addition, because zero clearance metal fireplaces utilize a metal flue instead of a masonry chimney, they offer enhanced placement flexibility. The Company manufactures and distributes zero clearance fireplaces in a full range of prices for each of the common fuel categories (i.e., wood logs, natural gas and liquified petroleum products). In r manufactures or purchases from others for use in conjunction with its fireplace products certain essential components or optional enhancements such as glass doors, blower kits, outside air kits, screens and grates. These items are incorporated into the zero clearance metal fireplace units during the assembly process or shipped in conjunction with a fireplace unit for subsequent assembly, depending upon customer specifications. The Company does not currently manufacture accessories for fireplace units manu

Ventfree Gas Logs and Ventfree Fireplaces. During fiscal 1992, the Company introduced its American Dream ™ ventfree gas log and a related ventfree fireplace unit. The American Dream ™ ventfree gas log is a simulated wood log and burner set assembly utilizing a patented design licensed to the Company. This design permits the burning of natural gas or liquefied petroleum products, such as propane, to provide heat without the necessity of venting carbon monoxide from the c


The Company markets ventfree gas log products, which consist of several different size ventfree gas log sets, ventfree gas heaters, and fireplace units. Sales of the combined ventfree gas log and fireplace unit have been primarily to new home contractors, while significant quantities of the ventfree gas log sets not associated with a zero clearance fireplace unit have been sold to independent distributors and contractors serving the remodeling and retrofit markets.

Direct-Vent Gas Fireplaces. The Company purchased assets and technology of Toronto based GSW, Inc. during the third quarter of fiscal 1998 for approximately $700,000. GSW designed, manufactured and marketed direct-vent gas fireplaces. Direct-vent gas fireplaces also permit the burning of wood logs, natural gas and liquefied petroleum products; however, unlike the ventfree products sold by the Company, must be vented directly to the outdoors.

The Company has converted the GSW products to the Temco brand name and these products were introduced to the Company's distributors in August 1999. The acquisition of the GSW product line is expected to expand the Company's market presence in Canada and broaden the line of products in the fast growing direct-vent gas fireplace market.

Marketing and Distribution. The Company sells its fireplaces, ventfree gas logs and related accessories nationwide through its own sales force and through third party sales representatives primarily to contractors, wholesale distributors and retailers. A majority of the Company's fireplaces are ultimately purchased by homebuilders and others engaged in the construction of new housing or remodeling of existing homes. The Company has distributors in all regions of the country serving

Although the Company ships its fireplace products nationwide, its sales tend to be somewhat concentrated in the states where new housing construction is most active. Because the Company typically produces its products to meet specific orders by contractors, large distributors or retailers, it does not maintain material amounts of inventories in excess of anticipated short-term demand. The raw materials for the Company's fireplace products are readily available from a variety of sources. D d August 31, 1999, no single customer for fireplace products accounted for more than 10% of the Company's consolidated sales during such period.

Manufacturing. The Company currently fabricates its zero clearance fireplace units from stainless and coated steels acquired from vendors and brick pattern refractory of its own manufacture. During the fabrication process, the Company adds components and other hardware purchased from vendors. Glass doors, fan kits and blowers designed for the Company's zero clearance fireplace units are usually shipped separately. The Company produces a variety of sizes and styles of zero clearance oth the single family and multi-family markets. In the case of the ventfree gas log units, the Company incorporates an oxygen depletion sensor and a pilot light and valve acquired from vendors. The ventfree gas log components are then further assembled and placed under an arrangement of soft ceramic simulated wood logs. The Company, during fiscal year 1995, began manufacturing the simulated wood logs at the Manchester facility.

Competition; Patents. There are a number of manufacturers producing zero clearance metal fireplaces and related accessories similar to the products of the Company and the market for these products is very competitive. The Company believes that it is among the larger producers of such products and that it markets a full range of zero clearance fireplace units at competitive prices. Some of the Company's ventfree gas log products utilize a patented design, which is currently being li


Inventories and Payment Terms

As a general rule, the Company's customers are not permitted to return fireplaces nor are they granted extended payment terms on any of these products. As a result, the Company's working capital needs are less than would be the case if it carried significant amounts of inventory, accepted returns of merchandise or granted extended payment terms. Generally, receivables are due within 30 days.

Patents and Trademarks

The Company owns a variety of patents, trademarks and trade names. The consumer products manufactured by the Company are sold primarily under the trademark or trade names of Temco®, Amberlight®, Temco American Dream™ and Firetech 2000®. The Company believes that its trademarks and trade names as a whole have significant value. Some of the patents owned are relatively new and give the Company some unique product features. However, the Company does not consider any on e

Seasonality

A majority of the end-users of the Company's products are contractors and others engaged in the construction and remodeling markets, which tend to be most active in the summer and fall months. Since users of the Company's products and others engaged in this industry do not generally maintain significant inventories of building materials or component parts of structures, such as zero clearance fireplace units, the Company's sales are affected by this seasonality. In addition, the C


Backlog

The table set forth below gives certain information with respect to the approximate backlog of the Company.
	August 31,
	1998	1999
Backlog orders	$ 1,061,000	$ 1,357,000

As of August 31, 1999, the amount of backlog of orders shown above is believed to be firm and the orders are expected to be filled during fiscal year 2000. The Company does not consider backlog amounts to be significant due to the nature of the customer's order patterns.

Government Regulations

The Company does not anticipate that compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have any material effect upon capital expenditures or earnings and will not materially affect the competitive position of the Company and its subsidiary.

Many state and local building, fire and safety codes limit or prohibit the installation of heating sources that burn natural gas or liquefied petroleum products, unless such sources are accompanied by a vent, flue or chimney. Unlike other combustion based heat sources, the Company's ventfree gas logs do not emit carbon monoxide. Therefore, ventilation away from the heat source is not necessary to assure the safety of occupants of the dwelling in which ventfree gas logs are installed. The

Employees

As of August 31, 1999, the Company employed 403 persons (including employees of its wholly-owned subsidiary) of whom 94 were salaried and 309 were hourly employees.


ITEM 2. PROPERTIES

Corporate Office

The executive offices of the Company are located at 5400 LBJ Freeway, Suite 1375, Dallas, Texas 75240. Such offices consist of a small office suite, which is leased under a five-year lease expiring on September 30, 2001. The current monthly base rental is $5,185.

Fireplace Products

The Company manufactures and assembles its fireplace products in its facilities at Manchester, Tennessee; Perris, California; and Mexicali, Baja California, Mexico. Management of the Company believes the availability of two plants located in different geographic areas of the United States allows it to ship products nationwide at a lower average freight cost than many of its competitors operating out of a single plant.

The Company's Manchester, Tennessee facility contains approximately 127,000 square feet and includes a main building of metal construction and three adjacent smaller buildings, generally of metal construction. The Manchester facility is leased by the Company from HUTCO, a California partnership of which Mr. James E. Upfield (Chairman of the Board of the Company) is a general partner. The original lease provided for a twenty-five year term, expiring in 2014 with a monthly rental of $13,020

The Company's manufacturing facility in Perris, California is located on ten acres of land and contains approximately 78,000 square feet. The facility is leased by the Company under a long-term lease expiring September 30, 2008. The monthly rental rate for this facility is $6,368.

During 1999, the facility in Mexicali, Mexico was enlarged from 35,000 square feet to 49,000 square feet to accommodate expanding operations in the Mexico plant. The lease for the facility provides for basic monthly rental of $17,475 (U.S.) and expires in April 2005. This facility manufactures fireplaces and component parts for use by the Company's Manchester and Perris plants.


ITEM 3. LEGAL PROCEEDINGS

From time to time the Company is involved in litigation that arises through the normal course of business operations. As of the date of this report, however, the Company is not a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our business or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The following table summarizes the high and low sales prices of the common stock provided to the Company by the Nasdaq Stock Market.

	Price (1)
	High	Low
FISCAL 1998
September-November	$ 4.75	$ 2.88
December-February	3.38	2.50
March-May	4.63	3.13
June-August	4.13	2.50
FISCAL 1999
September-November	$ 3.81	$ 2.75
December-February	3.50	2.56
March-May	3.19	2.38
June-August	2.63	2.25

(1)     The prices shown represent quotations between dealers and do not include mark-ups, mark-downs or commissions, and may not represent actual transactions.

The number of shareholders of record of the Company as of November 17, 1999 was approximately 940. The only stock of the Company outstanding is common stock par value $0.20 per share.

No cash dividends were declared or paid during fiscal 1998 or 1999. The Company currently intends to reinvest its earnings for use in its business and to finance future growth. Accordingly, the Company does not anticipate paying dividends in the foreseeable future.

The shares of the Company's common stock are currently traded on the Nasdaq National Market under the symbol TMTX. The Nasdaq National Market maintenance standards require that, among other things, the Company maintain a market value of public float greater than or equal to $5,000,000. The market value of public float can be calculated by multiplying the market price of our common stock by the number of shares not held directly or indirectly by an officer or director of the Company or by


maintenance standards is likely, the Company expects to apply for listing on The Nasdaq SmallCap Market. Although the Company currently anticipates being eligible for listing on the SmallCap Market, there can be no assurances that it will meet the listing standards at the time of its application. The delisting of our common stock from the Nasdaq National Market, or the inability to list on the SmallCap Market, could adversely affect the ability or willingness of investors to purchase our


ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data for the five fiscal years ended August 31, 1999 is derived from the audited consolidated financial statements of the Company. The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of the Company, together with the Notes to consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included else
	Years Ended August 31,
	1999	1998	1997	1996	1995
	(in thousands, except share amounts)
Selected Statement of Operations Data:
Net sales	$24,829	$26,162	$30,198	$33,110	$34,504
Net loss from continuing operations	(4,137)	(1,635)	(1,245)	(367)	(218)
Net income (loss)	1,269	507	(201)	542	489
Basic loss per common share from continuing operations (1)
	(1.19)	(0.47)	(0.36)	(0.11)	(0.06)
Basic income (loss) per common share (1)	0.37	0.15	(0.06)	0.16	0.14
Diluted income (loss) per common and common equivalent share (1)
	0.36	0.14	(0.06)	0.15	0.14
Basic weighted average common shares outstanding (1)	3,466,975	3,477,141	3,474,155	3,465,739	3,458,381
Diluted weighted average common and common equivalent shares outstanding (1)
	3,511,135	3,531,414	3,474,155	3,531,631	3,543,915
	As of August 31,
	1999	1998	1997	1996	1995
Selected Balance Sheet Data:
Total assets (2)		$23,700	$22,547	$23,233	$28,010
Long-term debt, excluding current   maturities (3)
	1,984	2,246	2,244	2,218	3,099
Stockholders' equity (4)	17,454	16,288	15,781	15,970	15,416

___________________________

(1)       All per share and weighted common and common equivalent shares outstanding have been restated to           reflect the adoption of SFAS No. 128 .

(2)       Includes assets related to discontinued operations.

(3)       Includes capitalized lease obligations to related parties and obligations of discontinued operations.

(4)       The Company has not declared or paid cash dividends during the relevant periods.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the audited consolidated financial statements and related notes of the Company included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Among the

The Company is a producer of metal fireplace products used in the residential and commercial building and fireplace products remodeling markets. The Company manufactures and distributes its fireplace products through Temco Fireplace Products, Inc., a wholly owned subsidiary of the Company. The Company's fireplace products are sold nationwide to a network of contractors, distributors and retailers.

On January 5, 1999 the Company completed the sale of Texas Clay Industries, an operating division of the Company that produced face brick products. The results of operations and gain on the sale have been classified as discontinued operations

Fiscal Year 1999 Compared to Fiscal Year 1998

Net Sales

Net sales decreased approximately $1.3 million or 5% in fiscal 1999 compared to fiscal 1998. The reduction in sales was the direct result of a decrease in the quantity of wood burning fireplaces delivered in fiscal 1999 as well as a small decrease in the average unit selling prices that the Company received for its products due to the intense competition within the industry.

Gross Profit

Gross profit decreased approximately $2.7 million or 49% in fiscal 1999 compared to fiscal 1998. The decrease in gross profit was caused, in part, by the decrease in sales volume. Another factor contributing to the decrease in gross profit was the lack of capacity utilization resulting in the under absorption of fixed manufacturing overhead expenses. In addition, manufacturing difficulties early in the fiscal year in the production of the direct-vent fireplaces which, although resolve

In September 1999, the Company relocated the production line for its36 inch woodburning fireplaces from its California facility to the recently expanded Mexico plant. Management of the Company anticipates that this action will reduce labor and overhead expenses in future periods.

Selling, General and Administrative Expenses

Selling expenses increased approximately 8% in fiscal 1999 compared to fiscal 1998. The increase was mainly due to increases in salaries and related benefits costs, together with and increased sales volume rebates to home center retailers.

General and administrative expenses increased approximately 16% in fiscal 1999 compared to fiscal 1998. The increase resulted principally from increases in professional expenses, salaries and benefits costs.


Interest Expense

Net interest expense decreased $193,000 or approximately 43% in fiscal 1999 compared to fiscal 1998. The decrease in the net interest expense was the result of the decrease in the average indebtedness of the Company throughout fiscal 1999. In addition, the Company has invested a portion of the proceeds from the sale of its brick manufacturing facility in cash funds and is earning interest on a daily basis.

Other Income

Other income for both fiscal 1999 and 1998 includes immaterial amounts of miscellaneous income and expenses from various sources.

Income Taxes

The benefit for income taxes, both current and deferred, increased from a benefit of $836,000 in fiscal 1998 to a benefit of $1,840,000 in fiscal 1999 due to diminished operating results. In fiscal 1999, the net income tax benefit consists of $1,987,000 in federal tax benefit and $147,000 in state tax expense.

Fiscal Year 1998 Compared to Fiscal Year 1997

Net Sales

Net sales of fireplace products decreased approximately $4.0 million or 13% in fiscal 1998 compared to fiscal 1997. The reduction in sales was the direct result of a decrease in the quantity of fireplaces and log sets delivered in fiscal 1998 due to the loss of a home center customer in fiscal 1997 coupled with unseasonably warm winter conditions in fiscal 1998. In addition, the Company has been unable to increase selling prices for its products due to competition within the industry .

Gross Profit

Gross profit decreased approximately $1.3 million or 20% in fiscal 1998 compared to fiscal 1997. The decrease in sales volume was the major factor contributing to the decrease in gross profit.

Selling, General and Administrative Expenses

Selling expenses decreased approximately 23% in fiscal 1998 compared to fiscal 1997. The decrease was mainly due to decreases in payroll, selling commissions, advertising and promotional display expenses.

General and administrative expenses increased approximately 7% in fiscal 1998 compared to fiscal 1997. The increase was mainly due to increases in professional fees and the Company's contribution to the 40l(k) employee benefit plan.

Interest Expense

Interest expense decreased approximately $49,000 or 10% in fiscal 1998 compared to fiscal 1997. The decrease in interest expense was the direct result of the decrease in the average indebtedness of the Company throughout fiscal 1998.


Other Income

Other income for both fiscal 1998 and 1997 includes small amounts of miscellaneous income and expenses from various sources.

Income Taxes

The benefit for income taxes, both current and deferred, increased from a benefit of $685,000 in fiscal 1997 to a benefit of $831,000 in fiscal 1998 due to diminished operating results. In fiscal 1998, the net income tax benefit consisted of $832,000 in federal tax benefit, $34,000 in state tax benefit and $35,000 in foreign tax expense.

Liquidity and Capital Resources

Net cash used in operating activities was $6,781,000 in fiscal 1999. Cash provided by operating activities was $1,207,000 and $3,088,000 in 1998 and 1997, respectively. Working capital increased $1,592,000 in fiscal 1999 due mainly to the cash received from the sale of Texas Clay Industries. Working capital increased $984,000 in fiscal 1998 due mainly to an increase in inventories.

Capital expenditures and capitalized lease obligations for fireplace products and discontinued face brick products totaled $1,060,000 ($1,036,000 for fireplace products and $24,000 for face brick products), $1,235,000 ($922,000 for fireplace products and $313,000 for face brick products) and $1,158,000 ($682,000 for fireplace products and $476,000 for face brick products) in fiscal 1999, 1998 and 1997, respectively. The majority of expenditures in each of the years were for tooling, repla repairs to manufacturing equipment. In fiscal 1999, purchases of tooling and manufacturing equipment were primarily made using cash proceeds from the sale of its brick manufacturing division.

Approximately 58 acres of land were purchased in fiscal 1998 and approximately 117 acres were purchased in fiscal 1997. These parcels of land were included in the sale of the brick manufacturing facility in fiscal 1999.

In May 1996, the Company entered into a two year credit agreement with a bank whereby the Company could borrow a maximum of $4,000,000 under a revolving credit facility. In April 1998, the credit agreement was amended whereby the maximum amount available under the revolving credit facility was reduced to $3,000,000 and the expiration date was extended for an additional two-year period. The outstanding balance on the credit facility was repaid by the Company with proceeds from the sale of

The Company anticipates that cash flow from operations, together with cash on hand should provide the Company with adequate funds to meet its working capital requirements as well as requirements for capital expenditures for at least the next twelve months. The Company is reviewing various options that are available in order to establish a new credit facility should one be required at some time in the future. However, to the extent the Company is unable to obtain a credit facility on suita

Earnings Per Share

The Company's Board of Director's approved the purchase of up to $1.0 million of the Company's common stock on the open market in fiscal 1999. The stock purchase program was initiated to indicate management's commitment to increasing shareholder value and their continued confidence in the strength of the Company. The Company was successful in purchasing 40,000 shares for $112,000 during the time allotted for the purchase. The reduction in the number of shares outstanding had no signif

Discontinued Operations

In the second quarter of fiscal 1999, the Company sold Texas Clay Industries, a division that produced face brick products. Proceeds from the sale were approximately $12.5 million and the pre-tax gain recorded as a result of the sale was approximately $7.4 million. A portion of the proceeds was used to pay down indebtedness, purchase equipment and finance operations. The remainder was invested in cash funds which is available for whatever uses the Company may deem appropriate.


 Effects of Inflation

The Company believes that the effects of inflation on its operations have not been material during the past three fiscal years. However, inflation could adversely affect the Company if inflation results in higher interest rates or a substantial weakening in economic conditions that could adversely affect the new housing market.

Year 2000 Issue

Many existing computer systems and applications and other control devices use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, as year 2000 approaches, computer systems and applications used by many companies may need to be upgraded to comply with "Year 2000" requirements. The Company relies on its systems in operating and monitoring many significant aspects of its business, including financial sys

Based on various assessments during the past two years, the Company determined that only minor modifications of its information and production software systems would be necessary in order to properly utilize dates beyond the year 1999. As of the date of this report, all of the identified required changes have been made. Although the Company anticipates that no further changes are necessary, if such modifications not made, management believes the most reasonably likely worst case scenario act on the operations of the Company.

The cost for system modifications relating to the year 2000 issue has been approximately $11,000.

At this date, the Company is not aware of any customer, vendor or supplier (external agents) with a year 2000 issue that would materially affect the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents i s

Management is of the opinion that all significant year 2000 issues have been identified and addressed. Accordingly, the Company has no developed year 2000 contingency plans for continuing operations.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in market risk sensitive instruments and does not purchase hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has not purchased options or entered into swaps or forward or futures contracts. The Company's primary market risk exposure is that of interest rate risk on borrowings that the Compan

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this report

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND                   FINANCIAL DISCLOSURES

Not applicable.


PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a)      DIRECTORS OF THE COMPANY

The names of the directors and nominees for the office of director and information about them, as furnished by the directors and nominees themselves, are set forth below:
Name	Age	First Became a Director in	Positions and Offices with Company, Business Experience During Past Five Years and Other Directorships
James E. Upfield	79	1969

Chairman of the Board of the Company for more than the past five years; also Chairman of the Board of Temco Fireplace Products, Inc., a wholly-owned subsidiary of the Company, serves as a director of Magnum Hunter Resources which is engaged in the sale of oil, gas and oilfield services.

E. R. Buford	64	1973

President of the Company for more than five years and was elected Chief Executive Officer of the Company in February, 1986; President and a director of Temco Fireplace Products, Inc., a wholly-owned subsidiary of the Company, for more than the past five years.

Joseph V. Mariner, Jr.	79	1979

Retired as Chairman and Chief Executive Officer of Hydro-Metals, Inc., when it was acquired by Wallace Murray Corporation, a manufacturer of plumbing ware and cutting tools; serves as a director for Peerless Mfg. Co., a manufacturer of separators and filters used for removing liquids and solids from gases and air; the Dyson-Kissner-Moran Corporation, a New York based privately owned investment company; Kearney National, Inc., a manufacturer of electrical power distribution pr

Larry J. Parsons	70	1989

Retired in 1988 as partner of Ernst & Whinney (now known as Ernst & Young LLP), an international public accounting firm. Mr. Parsons was a partner for more than five years before his retirement and holds no other directorships.

Scott K. Upfield	40	1992

President, Treasurer and a director of Insurance Technologies Corporation, a company principally engaged in developing and marketing software to the insurance industry for more than the past five years.

Richard W. Griner	61	1995

Director, President and Chief Operating Officer of The Hart Group, a privately owned company which supplies managerial services to privately owned Rmax, Inc., a manufacturer of rigid foam roofing and sheathing insulation for more than the past five years; director and President of HC Industries, Inc. and of HC Industries NV., Inc., subsidiaries of Rmax; and director of Axon, Inc., a multifaceted contracting and service company. Mr. Griner is also a director and President of R

Each of the above named nominees is a member of the present Board of Directors and was elected to such office at the Annual Meeting of Stockholders held March 4, 1999. There are no family relationships among any of the directors or among any of the directors and any officer of the Company except Messrs. James E. Upfield and Scott K. Upfield who are father and son.


(b) EXECUTIVE OFFICERS OF THE COMPANY
Name	Age	Offices with Company
James E. Upfield	79	Chairman of the Board and a director

E. R. Buford	64	President, Chief Executive Officer and a director

R. N. Stivers	63	Vice President-Finance, Secretary, Treasurer, Chief Financial Officer and Chief Accounting Officer

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

SUMMARY COMPENSATION TABLE

Name and Principal Position ----------------	Fiscal Year ------------	Salary ($) -----------	Bonus ($) ------------	Other Annual Compen- sation ($) -----------	Restricted Stock Awards ($) -----------	Securities Underlying Options/ SARs (#) ---------------	LTIP Payouts ($) -----------	All Other Compen- sation ($) -------------
E. R. Buford
	1997	222,100	-0-	N/A	-0-	-0-	-0-	N/A
Chief Executive Officer and President	1998	225,000	-0-	N/A	-0-	-0-	-0-	N/A
	1999	225,000	-0-	N/A	-0-	-0-	-0-	N/A

J. E. Upfield	1997	150,000	-0-	N/A	-0-	-0-	-0-	N/A
Chairman of the Board	1998	150,000	-0-	N/A	-0-	-0-	-0-	N/.A
	1999	150,000	-0-	N/A	-0-	-0-	-0-	N.A

R. N. Stivers	1997	116,600	-0-	N/A	-0-	-0-	-0-	N/A
Chief Financial Officer/Vice President- Finance	1998	118,100	-0-	N/A	-0-	-0-	-0-	N/A
	1999	118,100	-0-	N/A	-0-	-0-	-0-	N/A

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


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

Except for the Company's Select Management Employee Security Plan, the Company does not have any plans that could be deemed long-term incentive plans or defined benefit or actuarial plans under which benefits are determined primarily by reference to final compensation. The Select Management Employee Security Plan (the "Security Plan") provides certain death and retirement benefits to key employees of the Company. During the fiscal year ended August 31, 1999, ten (10) employees were pa

The Security Plan provides for benefits to be paid to each participant for a period of ten (10) years after retirement (or to the beneficiary or estate of a participant for a period of ten (10) years following the date of death of a participant) in an amount during each such year equal to approximately 50% of the participant's salary at the date of retirement or death. All required benefit payments are provided by individual life insurance, retirement insurance or annuity type policies wh

Any participant in the Security Plan who ceases to be an employee of the Company prior to attaining the age of fifty (50) and ten (10) years of employment and before normal retirement date may elect to purchase his insurance policy for one-third of its cash value on the date of termination. Any participant who ceases to be employed after attaining age fifty (50) and ten (10) years of service but before normal retirement will be assigned his insurance policy without any payment being requi

1990 Stock Option Plan for Key Employees

In 1990, the Company adopted the 1990 Stock Plan for Key Employees of Temtex Industries, Inc. and its Subsidiaries (the "1990 Plan"). The 1990 Plan provides for the grant of stock options, including "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986 and "non-qualified stock options" which do not constitute incentive stock options, the grant of stock appreciation rights in connection therewith, and the allotment of shares of restricted sto

The 1990 Plan is intended to attract, retain and provide incentives for eligible key employees. The 1990 Plan is administered by a committee of the Board of Directors not eligible to receive awards under the 1990 Plan. Presently the Compensation Committee administers the Plan. Such committee has authority, in its discretion, to determine the individuals to whom, and the time or times at which restricted stock will be allotted or options or stock appreciation rights will be granted, the nu


appreciation rights, the option price for the duration of each option and other matters in connection with the administration of the 1990 Plan and the grant of awards thereunder. The exercise price of any option granted under the 1990 Plan may not be less than the fair market value of the Common Stock at the date of grant. Options and stock appreciation rights may be granted and restricted stock allotted under the 1990 Plan from time to time until December 31, 1999, on which date such 19 9

The stockholders at the annual meeting held March 7, 1995, approved a proposal increasing the shares eligible for issuance pursuant to the 1990 Plan from 95,000 shares to 195,000 shares of Common Stock and the aggregate number of options (including stock appreciation rights) or shares of restricted stock which may be issued to any one employee in any fiscal year shall not exceed 25,000.

1999 Omnibus Securities Plan

The Board of Directors of the Company adopted the 1999 Omnibus Securities Plan (the "1999 Plan") on October 28, 1999. The 1999 Plan, which is scheduled to be presented to the shareholders of the Company at the next annual meeting of shareholders, permits the discretionary granting of stock options, restricted and unrestricted stock grants; performance stock awards, dividend equivalent rights and stock appreciation rights to plan participants. The 1999 Plan permits the Company to

Option Grants During 1999 Fiscal Year

There were no stock options granted to the Company's executive officers named in the summary compensation table during fiscal year 1999.

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

and FY-End Option/SAR Values

Name ---------------------	Shares Acquired on Exerecise (#) ----------------------------	Value Realized ($) -------------------	Number of Securities Underlying Unexercdised Optons/SARs at FY-End (#) Exercisable/ Unexercisable ----------------------------	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Excersicable/ Unexcersable ---------------------------
E. R. Buford	-0-	-0-	Exercisable 50,000 Exercisable 20,000	$53,000 -0- (1)
J. E. Upfield	-0-	-0-	-0-	-0-
R. N. Stivers	-0-	-0-	Exercisable 10,000	-0- (1)

 (1)   The Company's stock price at August 31, 1999 was below the option price.


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

The following table shows stock options granted and presently exercisable to outside directors from May 23, 1990 to August 31, 1999:
Name of Director	Options Granted and Presently Exercisable	Option Price	Value of Unexercised In-The-Money Options At Fiscal Year End
Joseph V. Mariner, Jr.	2,500	$2.00	$ 625
	2,500	$1.44	2,025
	1,500	$3.31	-0- (1)
	6,500 ====		$ 2,650 =======
Larry J. Parsons	2,500	$2.00	$ 625
	2,500	$1.44	2,025
	1,500	$3.31	-0- (1)
	6,500

			$ 2,650
Scott K. Upfield	2,500	$1.44	$ 2,025
	1,500	$3.31	-0- (1)
	4,000 ====		$ 2,025 =======
Richard W. Griner	2,500	$4.81	$ -0- (1)
	1,500	$3.31	-0- (1)
	4,000 ====		$ -0- ========

(1) The Company's stock price at August 31, 1999 was below the option price.

The 1999 Plan permits the granting of awards, including stock options to outside directors in the future.

Directors' Remuneration

Those directors who are salaried employees of the Company receive no additional compensation for their services as directors or as members of committees of the Board. Cash compensation currently payable to the other directors for services in that capacity consists of a retainer of $2,500 per year and a fee of $750 (in addition to travel expenses) for each day of each meeting of the Board of Directors attended. No additional retainers are paid for serving on a committee; however, if on

Directors who are not regular salaried officers or employees who render services to the Company in a capacity or capacities other than that of a director (for example, as consultants or attorneys) may be compensated for such


other services, and such compensation for other services shall not, except insofar as may be specified by the Company in particular cases, affect the cash compensation payable to such directors in their capacities as directors and members of committees of the Board of Directors.

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

Board Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors consists of Mr. Richard W. Griner (Chairman), Mr. Larry J Parsons, Mr. James E. Upfield, Mr. Scott K. Upfield and Mr. Joseph V. Mariner, Jr. The Compensation Committee's primary function is to review the compensation awarded to the Company's Chief Executive and Chief Financial Officers and to approve the determinations of compensation to be paid to certain other senior executives of the Company. Salaries are reviewed at regular int e

In determining executive compensation, the Compensation Committee reviews the performance of the specific executive, the operating performance of the Company, the compensation for executives of companies, which are comparable to the Company and the performance of the Company's Common Stock. Although the Compensation Committee does not utilize any formal mathematical formulae or objective thresholds, particular emphasis is given to the operating results of the Company. The Compensation Com

The Compensation Committee also believes that in order for the Company to succeed, it must attract and retain qualified executives who can not only perform satisfactorily on an individual basis but who can also retain and manage a quality staff of other executive officers and key employees. Thus, in addition to applying the criteria generally applicable to all executive officers, in determining the compensation of the Chief Executive Officer, the Compensation Committee may also be influen

In addition to the Compensation Committee's subjective determination of the factors noted above, the committee has access to, and from time to time has reviewed reports of, independent financial consultants who assimilate and evaluate the compensation of executive officers employed by companies which are generally comparable to the Company. During this year's review, the Compensation Committee elected not to consider such a report. The Compensation Committee seeks to establish base salar i

After a review of the factors discussed above, the Compensation Committee determines whether a particular executive should receive an increase in compensation, an incentive bonus under the Company's Executive Bonus Plan, a stock option or stock grant under the Company's Stock Option Plan for Key Employees, or any other compensation benefits. Since the preparation of last year's Compensation Committee Report, the committee noted that, although the Company effected certain significant strat


The Compensation Committee has reviewed the applicability of Section 162(m) of the Code, which disallows a tax deduction for compensation to an executive officer in excess of $1.0 million per year. The Compensation Committee does not anticipate that compensation subject to this threshold will be paid to any executive officer of the Company in the foreseeable future. The committee intends to periodically review the potential consequences of Section 162(m) and may in the future structure th

Mr. Richard W. Griner
Mr. James E. Upfield
Mr. Scott K. Upfield
Mr. Larry J. Parsons
Mr. Joseph V. Mariner, Jr.


Performance Graph

The following table compares the performance of the Company's Common Stock with certain comparable indices:

	1994	1995	1996	1997	1998	1999
TEMTEX INDUSTRIES, INC.	$100.00	$ 43.63	$ 33.77	$31.44	$ 29.12	$ 20.47
Dow Jones Industrial	$100.00	$121.04	$150.87	$208.59	$209.92	$306.66
Dow Jones Furnishings & Appliances	$100.00	$101.67	$117.51	$145.49	$126.39	$151.88


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The Company knows of no person owning beneficially more than 5% of the Company's Common Stock, except for the following persons who owned, as of November 16, 1999, the number of shares of Common Stock of the Company set forth opposite his name in the table below:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common Stock	James E. Upfield 5400 LBJ Freeway Suite 1375 Dallas, TX 75240	1,099,290 (2)	31.9%
Common Stock	Franklin Resources, Inc. 777 Mariners Island Blvd. San Mateo, CA 94404	265,500	7.7%
Common Stock	Dimensional Fund Advisors, Inc. 1299 Ocean Avenue 11th Floor Santa Monica, CA 90401	192,200	5.6%

___________________

(1)   The nature of the beneficial ownership of the shares is sole voting and investment power       unless indicated otherwise.

(2)    Includes 24,750 shares of Common Stock held of record by HUTCO, a partnership of         which Mr. Upfield is general partner. Mr. James E. Upfield has shared voting and investment         power with respect to such shares of Common Stock.


(b) The following table sets forth the beneficial ownership (as defined by the rules of the Securities and Exchange Commission) of Common Stock of the Company by the incumbent directors, nominees for director and all directors and officers as a group, together with the percentage of the outstanding shares which such ownership represents. Information is stated as of November 16, 1999.

Title of Class	Name or Identity of Group	Amount and Nature of Bene- ficial Ownership	Percent of Class
Common Stock	James E. Upfield	1,099,290 (2)	31.9%
Common Stock	E. R. Buford	119,062 (3)	3.5%
Common Stock	Joseph V. Mariner, Jr.	6,725 (4)	*
Common Stock	Larry J. Parsons	7,000 (4)	*
Common Stock	Scott K. Upfield	31,500 (5)	1.0%
Common Stock	Richard W. Griner	4,500 (5)	*
Common Stock	R. N. Stivers	32,543 (6)	1.0%
		1,300,620 (7)	37.8%

_____________

* Denotes less than 1%.

  The nature of the beneficial ownership of the shares by the respective persons or group is sole voting and investment power unless otherwise indicated.

  Includes 24,750 shares of Common Stock over which Mr. James E. Upfield has shared voting and investment power owned by HUTCO, a partnership of which Mr. James E. Upfield is a general partner.

  Includes 70,000 shares of Common Stock exercisable under the 1990 Plan.

  Includes 6,500 shares of Common Stock exercisable under the Outside Director Plan.

  Includes 4,000 shares of Common Stock exercisable under the Outside Director Plan.

  Includes 10,000 shares of Common Stock exercisable under the 1990 Plan.

  Includes 101,000 shares of Common Stock issuable upon exercise of options granted under the 1990 Plan and the Outside Director Plan.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At the Annual Meeting of Stockholders of the Company held December 21, 1976, the Company's stockholders approved a Share Purchase Agreement ("Agreement") among the Company, Mr. James E. Upfield and RepublicBank Dallas, (succeeded by NationsBank of Texas, N.A.) as trustee (the "Trustee"), pursuant to which the Company may purchase, or may be required, following the death of Mr. Upfield, to purchase from the estate of Mr. Upfield (the "Estate") up to that maximum number of shares of Com

The purpose of the Agreement is to provide an orderly means for the Estate to raise funds to pay all estate and inheritance taxes and funeral and administrative expenses without necessitating the sale of a large number of shares of Common Stock in the over-the-counter market, an event which, in the opinion of the Company, would have, primarily because of the limited volume of trading in such shares, a potentially serious adverse effect on the price of the Common Stock.

The purchase price of a share of Common Stock under the Agreement is an amount equal to 90% of the mean between the highest and lowest quoted selling price for a share of Common Stock in any public securities exchange or market, if available, or otherwise the mean between the bona fide closing bid and asked prices therefore in said exchange or market, on the date of death of Mr. Upfield, or if no such sales or bid and asked prices are available on such date, then the weighted average of t

The Estate will not be obligated to sell any shares of Common Stock under the Agreement unless prior to the closing of such sale the Estate has obtained a ruling from the Internal Revenue Service, or an opinion of counsel satisfactory in form and content to the Estate, to the effect that the purchase by the Company will be treated as a distribution in full payment and exchange therefore under Section 302(b) of the Code. The Company will not be required to purchase any shares of Common St o

The Company, pursuant to the Agreement, has transferred to the Trustee, as beneficiary, an existing life insurance policy on the life of Mr. Upfield in the amount of $500,000. The Company is the owner of such insurance policy; however, under certain conditions described below, Mr. Upfield will have the right to purchase all, or any part, of such policy. The premium payable by the Company for such insurance policy is $21,049 per year. The premiums paid by the Company are not deductible by

The Trustee is to hold in its custody until the death of Mr. Upfield or termination of the Agreement (in which event it is to return to the Company) the insurance policy on the life of Mr. Upfield. Upon and after the death of Mr. Upfield, the Trustee is to make claim for, collect, hold, deposit or invest, and pay over the proceeds of the


insurance policy on the life of Mr. Upfield and any deposits or investments thereof and interest earned thereon for the account of the Company. In the event the proceeds from such insurance policy are greater than the amount required to purchase the shares of Common Stock from the Estate, such excess will be paid to the Company. The Company will reimburse the Trustee for its expenses in carrying out the provisions of the Agreement and will pay reasonable and customary compensation.

The Agreement may be terminated (a) upon the determination of bankruptcy or the dissolution of the Company, (b) upon the cessation of regular business of the Company, (c) at the option of the Company, in the event the purchase price thereunder exceeds 200% of the book value of a share of Common Stock, determined as of the end of the fiscal quarter immediately preceding the date of Mr. Upfield's death, (d) at the option of the Estate, in the event the purchase price thereunder is less than

.

The Agreement provides that if it is terminated during Mr. Upfield's life, he will have the right to purchase from the Company any part or all of the insurance policy on his life subject to the Agreement. The purchase price of such insurance policy will be equal to its cash surrender value, net of any policy indebtedness, plus any unearned premium thereon at the date of purchase.

The manufacturing plant and related real property in Manchester, Tennessee is leased by TFPI from HUTCO, a California partnership of which Mr. James E. Upfield is a general partner. The Manchester facility, which was originally subject to a five-year lease with an option to purchase between TFPI and the former owner, was acquired by HUTCO upon the assignment to it of TFPI's option to purchase following TFPI's inability to secure financing upon acceptable terms. The lease between TFPI and

In the opinion of management of the Company, the leases of the TFPI manufacturing facility from HUTCO have been consummated on terms and conditions as favorable to the Company as terms and conditions obtainable from non-affiliated parties .

In 1994, the Company entered into employment agreements with Messrs. E. R. Buford and R. N. Stivers. The employment agreements are described under the caption "Executive Compensation-Employment Contract Agreements."


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

(c)   Exhibits:

(3)   Articles of Incorporation and Bylaws.

3.1   Amended and Restated Certificate of        Incorporation.

3.2   Amended and Restated Bylaws.

        Material Contracts

10.10	1990 Stock Option Plan for Key Employees of Temtex Industries, Inc. and its subsidiaries.
10.11	Outside Directors Stock Option Plan of Temtex Industries, Inc.

10.12	Share Purchase Agreement between the Registrant and Mr. James E. Upfield effective December 21, 1976.

10.13	Lease Agreement between the Registrant and Mr. John D. Howard, a former Director of the Registrant, dated October 1, 1973 (the "Howard Lease Agreement").

10.14	Second Amendment to the Howard Lease Agreement dated August 22, 1983.

10.15	Lease Agreement between HUTCO and the Registrant dated September 7, 1989.

10.16	Lease Agreement between HUTCO and the Registrant dated April 25, 1994.

10.18	Employment contract between E. R. Buford and the Registrant dated June 7, 1994.


10.19	Employment contract between R. N. Stivers and the Registrant dated June 7, 1994.

10.26	Temtex Industries, Inc. 1999 Omnibus Securities Plan.

(21)    Subsidiaries of the Registrant.

21.1  Subsidiaries of the Registrant.

(23)    Consents of Experts and Counsel

23.1  Consent of Independent Auditors.

(27)    Financial Data Schedule

27.1  Financial data schedule.

(d)   Financial Statement Schedules The response to this portion of Item 14 is submitted as a separate section of this report.


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
Signatures	Titles	Date
/s/James E. Upfield James E. Upfield	Director, Chairman of the Board	11/24/99
/s/E. R. Buford E. R. Buford
Director, President and Chief Executive Officer
11/24/99
/s/R. N. Stivers R. N. Stivers
Vice President-Finance, Chief Financial Officer and Chief Accounting Officer
11/24/99
/s/Scott K. Upfield Scott K. Upfield	Director	11/24/99


ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 14(a)(1) and (2) and ITEM 14(d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

YEAR ENDED AUGUST 31, 1999

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

DALLAS, TEXAS


FORM 10-K ITEM 8 AND ITEM 14(a) (1) and (2)

 TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

 LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

       Report of Ernst & Young Independent Auditors

     Consolidated balance sheets August 31, 1999 and 1998

     Consolidated statements of operations Years ended August 31,       1999, 1998 and 1997

     Consolidated statements of stockholders equityYears ended       August 31, 1999, 1998 and 1997

     Consolidated statements of cash flowsYears ended August             1999, 1998, 1997

     Notes to consolidated financial statements August 31, 1999

     Financial statement schedules:

          II Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore have been omitted.

Individual financial statements of the registrant have been omitted as the registrant is primarily an operating company, and the subsidiary included in the consolidated financial statement, filed, in the aggregate, does not have minority equity interest and/or indebtedness to any person other than the registrant in amounts which together (excepting indebtedness incurred in the ordinary course of business which is not overdue and matures within one year from the date of its creation whether or not evidenc


CONSOLIDATED BALANCE SHEETS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
	August 31,
	1999	1998
	(in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 4,077	$ 327
Accounts receivable, less allowance for doubtful accounts: 1999--$267,000 and 1998--$264,000
	3,648	3,959
Inventories Note B	8,680	7,749
Prepaid expenses and other assets	254	182
Income taxes recoverable	--	35
Deferred taxes--Note G	169	313
Net current assets of discontinued operations --Note I	--	2,359
TOTAL CURRENT ASSETS	16,828	14,924
DEFERRED TAXES--Note G	144	--
OTHER ASSETS	1,793	392
PROPERTY, PLANT AND EQUIPMENT--Note F
Buildings and improvements	2,615	2,615
Machinery, equipment, furniture and fixtures	17,859	16,989
Leasehold improvements	1,213	1,059
	21,687	20,663
Less allowances for depreciation and amortization	16,752	15,471
	4,935	5,192
Property, plant and equipment of discontinued operations net of accumulated depreciation, depletion and amortization at August 31, 1998--Note I
	--	2,039
	$ 23,700	$22,547

	August 31,
	1999	1998
	(in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable Note C	$ --	$ 700
Accounts payable	1,725	1,864
Accrued expenses --Note D	1,749	1,327
Income taxes payable	746	--
Current maturities of indebtedness to related parties --Notes C and F	13	11
Current maturities of long-term obligations--Note C	29	48

TOTAL CURRENT LIABILITIES	4,262	3,950
DEFERRED TAXES--Note G	--	63
INDEBTEDNESS TO RELATED PARTIES, less current maturities Notes C and F
	1,580	1,593
LONG-TERM OBLIGATIONS, less current maturities--Note C
	404	433
LONG-TERM OBILIGATIONS OF DISCONTINUED OPERATIONS
  less current maturities

	--	220
COMMITMENTS AND CONTINGENCIES--Notes F and M
STOCKHOLDERS' EQUITY--Notes E, K and L
Preferred stock--$1 par value; 1,000,000 shares authorized, none issued
	--	--
Common stock--$.20 par value; 10,000,000 shares authorized, 5,286,125 shares issued at August 31, 1999 and 5,278,625 issued at August 31, 1998
	720	718

Additional capital	9,253	9,246
Retained earnings	7,920	6,651
	17,893	16,615
Less:
Treasury stock:
At cost153,696 shares and 113,696 shares for 1999 and 1998, respectively	439	327
At no cost--1,687,788 shares	--	--
	17,454	16,288
	______	______
	$ 23,700 =======	$22,547 =====

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
	Year Ended August 31,
	1997	1999	1998
	(in thousands except share data)
Net sales	$ 24,829	$ 26,162	$ 30,198
Cost of goods sold	22,004	20,652	23,346
	2,825	5,510	6,852
Costs and expenses:
Selling, general and administrative	8,542	7,610	8,400
Interest	253	422	471
Other expense (income)	7	(56)	(89)
	8,802	7,976	8,782
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT AND DISCONTINUED OPERATIONS

	(5,977)	(2,466)	(1,930)
State, federal and foreign income tax benefit--Note G:	(1,840)	(831)	(685)
     LOSS FROM CONTINUING OPERATIONS
	(4,137)	$ (1,635)	$ (1,245)
GAIN FROM DISPOSAL AND OPERATING
INCOME FROM DISCONTINUED
OPERATIONS, NET OF INCOME TAXES--Note I	5,406	2,142	1,044
NET INCOME (LOSS)	$ 1,269 =======	$ 507 ========	$ (201) =========
Basic and diluted loss per common share:
Continuing operations--Basic and diluted	$ (1.19) =======	$ (0.47) =========	$ (0.36) =========
Net income (loss)
Basic	$ 0.37 =======	$ 0.15 =========	$ (0.06) =========
Diluted	0.36 =======	0.14 =========	(0.06) =========
Basic weighted average common shares outstanding	3,466,975	3,477,141	3,474,155
Diluted weighted average common and common Equivalent shares outstanding
	3,511,135	3,531,414	3,526,718

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
	Common Stock Outstanding Shares	Amount	AdditionalCapital	Retained Earnings	Cost of Treasury Stock

		(Dollars in thousands)
BALANCE AT AUGUST 31, 1996	3,467,141	$ 716	$ 9,236	$ 6,345	$ 327
Exercise of stock options	10,000	2	10	(201)
Net loss
BALANCE AT AUGUST 31, 1997	3,477,141	718	9,246	6,144	327
Net income				507
BALANCE AT AUGUST 31, 1998	3,477,141	718	9,246	6,651	327
Exercise of stock options		7,500	2	7
Purchase of stock		(40,000)			112
Net income					1,269
BALANCE AT AUGUST 31, 1999	3,444,641 ========	$ 720 ======	$ 9,253 ========	$ 7,920 =======	$ 439 =======

 See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
	Year Ended August 31,
	1999	1998	1997
		(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$ 1,269	$ 507	$ (201)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

Depreciation, depletion and amortization	1,394	1,755	2,062
Discontinued operations:
Gain on sale, net of tax	(4,670)	--	--
Income from operations, net of tax	(736)	(2,142)	(1,044)
Deferred taxes	(63)	353	295
Gain on disposition of property, plant and equipment	--	(11)	(96)
Provision for doubtful accounts	249	107	271
Changes in operating assets and liabilities:
Accounts receivable	62	310	1,410
Inventories	(931)	(936)	2,195
Prepaid expenses and other assets	(1,473)	(169)	38
Accounts payable and accrued expenses	283	233	(2,373)
Income taxes payable/recoverable	781	618	(710)
Net change of operating assets and liabilities of discontinued operation	(2,946)	582	1,241
NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES	(6,781)	1,207	3,088
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,036)	(924)	(685)
Purchases of property, plant and equipment, discontinued operations	(24)	(313)	(476)
Expenditures on assets related to discontinued contract products operation	--	--	(44)
Proceeds from sale of discontinued operations	12,484	--	--
Proceeds from disposition of property, plant and equipment	--	1	110
Proceeds from disposition of property, plantand equipment, discontinued operations	--	15	40
Proceeds from disposition of assets and other receipts related to discontinued contract products operations	--	--	398
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	11,424	(1,221)	(657)
FINANCING ACTIVITIES
Proceeds from revolving line of credit and long-term obligations	--	141	265
Principal payments on revolving line of credit, long-term obligations and indebtedness to related parties
	(759)	(192)	(2,479)
Principal payments on long-term obligations, discontinued operations	(31)	(110)	(99)
Proceeds from issuance of common stock	9	--	12
Purchase of treasury stock	(112)	--	--
NET CASH USED IN FINANCING ACTIVITIES	(893)	(161)	(2,301)
INCREASE IN CASH AND CASH EQUIVALENTS	3,750	(175)	130
Cash and cash equivalents at beginning of year	327	502	372
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 4,077 ========	$ 327 ======	$ 502 =======
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Capital lease obligations	--	$ --	$ 7
Charges to allowance for doubtful accounts	$ 269	$ 179	$ 342

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

August 31, 1999

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Organization: Temtex Industries, Inc. (The Company) is a major producer of metal fireplace products. The Company manufactures its fireplace products in facilities located in Manchester, Tennessee; Perris, California; and Mexicali, Mexico. On January 5, 1999, the Company sold its face brick products manufacturing facility located in Malakoff, Texas.

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

Inventories: Raw materials and supplies are stated at the lower of cost, determined on the first-in, first-out method, or replacement value. Work in process and finished goods are stated at the lower of cost, determined on the first-in, first-out method, or net realizable value, which is less than replacement value.

Property, Plant and Equipment: Property, plant and equipment are carried at cost. Capitalized leases are carried at the present value of the net fixed minimum lease commitments, as explained in Note F. Depreciation on buildings and equipment is provided using principally accelerated methods. Amortization of leasehold improvements and assets under capitalized leases are computed using the straight-line method. The estimated useful lives used in computing depreciation, depletion, and
Years
Buildings and improvements	5-30
Machinery, equipment, furniture and fixtures	3-15
Leasehold improvements	Life of lease

Expenditures for maintenance and repairs are charged to operations; betterments are capitalized.

Income Taxes: Income taxes have been provided using the liability method for providing deferred taxes.


NOTE A--SIGNIFICANT ACCOUNTING POLICIES--Continued

Income Per Common Share: Basic income per common share is based upon the weighted average number of shares of common stock outstanding during the year. Diluted income per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the year unless the effect of the common stock equivalents would be antidilutive. Common stock equivalents include options granted to key employees and outside directors (see Note E). The number of common stock equivalents was based on the number of shares issuable on the exercise of options reduced by the number of shares that are assumed to have been purchased at the average price of the common stock during the year with the proceeds from the exercise of the options.

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Reclassification: Certain prior year amounts have been reclassified to conform to the current year presentation.

Concentration of Credit Risk: The Company manufactures and sells fireplace products to companies in the construction industry. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables generally are due within 30 days. Credit losses consistently have been within management's expectations.

Advertising Costs: The Company expenses advertising costs as they are incurred. Advertising costs in 1999, 1998, and 1997 were $220,000, $208,000 and $418,000, respectively.

NOTE B--INVENTORIES

Inventories are summarized below:
	August 31
	1999	1998
	(in thousands)
Finished goods	$ 3,121	$ 2,682
Work in process	856	899
Raw materials and supplies	4,703	4,168
	$ 8,680 =========	$ 7,749 ==========


NOTE C--NOTES PAYABLE AND LONG-TERM DEBT

In May 1996, the Company entered into a two year credit agreement with a bank whereby the Company could borrow a maximum of $4,000,000 under a revolving credit facility. In April 1998, the credit agreement was amended whereby the maximum amount available under the revolving credit facility was reduced to $3,000,000 and the expiration date was extended for an additional two year period.

In January 1999, the Company repaid the outstanding balance of $1,900,000 with proceeds received from the sale of its face brick products manufacturing facility.

In August 1999, the Company and the bank mutually agreed to terminate the credit agreement prior to its scheduled termination.

The weighted average interest rate under the revolving credit note on August 31, 1998 was 8.0%.

Long-term obligations are summarized as follows:
	August 31,
	1999	1998
	(in thousands)
Long-term obligations:

Capitalized lease obligations, with interest
at 9.0% to 15.5%--Note F	$ 2,065	$ 2,026
Equipment notes	--	20
	2,026	2,085

Less current maturities	42	59
	$ 1,984 ======	$ 2,026 ======

Annual maturities of long-term obligations for each of the five succeeding fiscal years and thereafter are $42,000, $ 47,000, $54,000, $61,000, $69,000, and $1,753,000.

The Company made interest payments in 1999, 1998, and 1997 of $534,000, $433,000 and $498,000, respectively.

8


NOTE D--ACCRUED EXPENSES

Accrued expenses include the following:
	August 31,
	1999	1998
	(in thousands)
Employee compensation	$ 473	$ 299
Taxes, other than taxes on income	114	138
Interest	--	132
Group health insurance	218	238
Legal and professional fees	332	53
Other	612	467
	$ 1,749 =====	$ 1,327 =====


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

At the time that options are granted, vesting dates are determined by the stock option committee and specified on each individual award.

The Board of Directors of the Company adopted the 1999 Omnibus Securities Plan (the "1999 Plan") on October 28, 1999. The 1999 Plan, which is scheduled to be presented to the shareholders of the Company at the next annual meeting of shareholders, permits the discretionary granting of stock options, restricted and unrestricted stock grants; performance stock awards, dividend equivalent rights and stock appreciation rights to plan participants. The 1999 Plan permits the Company to gra n

NOTE E STOCK OPTIONSContinued

The following table indicates the number of options granted and exercised for each plan:
	Key Director Plan	Outside Plan
Employee
Options outstanding at August 31, 1996	152,500	15,000
Granted	--	6,000
Exercised	10,000	--
Options outstanding at August 31, 1997	142,500	21,000
Granted	--	--
Exercised	--	--
Options outstanding at August 31, 1998	142,500	21,000
Granted	--	--
Exercised	7,500	--
Options outstanding at August 31, 1999	135,000 ======	21,000 =======
Options exercisable at August 31, 1999	135,000	21,000

Option prices range from $1.19 to $4.94 per share and expire between 1999 and 2005.

The weighted average exercise price at August 31, 1999 is $3.05.

The weighted average remaining life of the options at August 31, 1999 is three years.

The Company has elected to continue to follow the expense recognition criteria in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". The pro forma disclosures mandated by SFAS 123 are not provided as the Company has not made any grants since the effective date of the standard.

NOTE F--LEASE COMMITMENTS

Two leased plant facilities are accounted for as a capitalized lease. The leased properties were capitalized at the initial value of $635,000. In 1995, the Company exercised its option to renew the lease which increased the term of the lease by ten years and added to the value of the lease. The leased properties have a combined net book value of $294,000 and $326,000 at August 31, 1999 and 1998, respectively.

A third manufacturing facility, accounted for as a capitalized lease, is leased from a partnership which includes the Company's Chairman. This facility was capitalized at the initial value of $976,000. During 1995, the facility was expanded, at the expense of the partnership, and the original lease canceled. The new twenty-five year lease negotiated by the Company has basically the same provisions as the original, with an increase in the lease payments in consideration of the expense incu

Other plant and office facilities are leased under operating lease agreements, which expire at various dates through fiscal 2005. The capitalized leases expire in fiscal 2009 and fiscal 2019.


NOTE F--LEASE COMMITMENTS--Continued

Future minimum payments, by year and in the aggregate, under capital leases and noncancelable operating leases, consisted of the following at August 31, 1999:
	Capital Leases	Operating Leases

	(in thousands)
Fiscal Year:
2000	$ 334	$ 407
2001	334	360
2002	334	261
2003	334	241
2004	334	211
Thereafter	4,206	137
Total minimum lease payments	5,876	$ 1,617 =======
Amount representing interest	3,850
Present value of net minimum lease payments
	$ 2,026 =======

Rental expense for operating leases included in continuing operations was $330,000, $255,000 and $244,000 in 1999, 1998 and 1997, respectively.

Interest expense paid to related parties was $247,000, $249,000 and $250,000 in 1999, 1998 and 1997, respectively.


NOTE G--INCOME TAXES

Significant components of the state, federal and foreign provision (benefit) for income taxes attributable to continuing operations are as follows:
	Year Ended August 31,
	1999	1998	1997
Current:	(in thousands)
Federal	$ (1,850)	$ (912)	$ --
State	74	21	28
Foreign	--	35	--
Total current	(1,776)	(856)	28
Deferred:
Federal	(137)	80	(655)
State	7	(55)	(58)

Total deferred	(64)	25	(713)

Total income tax benefit	$ (1,840) ========	$ (831) ========	$ (685) ======

The company has state net operating loss carryforwards of approximately $8,000,000 expiring in the years 2002 through 2014.

A valuation allowance of approximately $353,000 has been recorded to offset a portion of the state net operating loss carryforwards since the realization of these assets is uncertain.

The differences between the benefit for federal income taxes and the expected income taxes computed using statutory income tax rates are as follows:
	Year Ended August 31,
	1999	1998	1997
	(in thousands)
Federal income tax benefit at statutory rate	$ (2,032)	$ (839)	$ (656)
State income taxes, net of federal tax benefit	(95)	(35)	(32)
Change in valuation allowance	291	62	--
Other	(4)	(19)	3

Total income tax benefit
$(1,840)    ======
		$ (831) ======	$ (685) ======


NOTE G--INCOME TAXES--continued

Deferred income taxes are recognized using the liability method and reflect the tax impact of temporary differences between the amount of assets and liabilities for financial purposes and such amounts as measured by tax laws and regulations. Significant components of the Company's deferred tax assets and liabilities are as follows:

	Year Ended August 31,
	1999	1998
	(in thousands)
Deferred tax assets:
Accounts receivable allowance	$ 91	$ 109
Capital lease obligation	263	261
State loss carryforwards	353	287
Other	164	99
Total deferred tax assets	871	756
Valuation allowance	(353)	(62)
Net deferred tax assets	518	694
Deferred tax liabilities:
Property, plant and equipment	(119)	(325)
Other	(86)	(119)
Total deferred tax liabilities	(205)	(444)
Net deferred tax assets	$ 13 ======	$ 250 ======

Net current assets of discontinued operations includes deferred tax assets of $495,000 at August 31, 1998 which is not included in the table above. The Company received no federal or state income tax refunds in 1999 and made federal and state income tax payments in 1999, 1998 and 1997 of $92,000, $76,000 and $272,000 respectively.

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

The total expense for Company contributions was $116,000, $158,000 and $92,000 in 1999, 1998 and 1997, respectively.


NOTE I--DISCONTINUED OPERATIONS

On January 5, 1999, the Company sold its Texas Clay brick manufacturing division for cash of approximately $12.5 million resulting in a net after tax gain of approximately $4.7 million. The financial statements classify Texas Clay as a discontinued operation and prior years have been restated to reflect same.

For business segment reporting purposes, Texas Clay was previously classified as face brick products.

The components of the Company's results from the discontinued operation of Texas Clay are as follows:
	Year Ended August 31,
	1999	1998	1997
	(In Thousands Except Share Data)
Net sales	$ 3,660	$ 11,021	$ 9,010
Income from operations before income taxes	1,139	3,296	1,585
Income taxes	403	1,154	541
	736	2,142	1,044

Gain on disposal before income taxes	7,413	--	--
Income taxes	2,743	--	--
	4,670	--	--
Gain from disposal and income from discontinued operations, net of income taxes	$ 5,406 =======	$ 2,142 ======	$ 1,044 =======
Income per share:
Basic income per common share:
Operations	$ 21	$ 62	$ .30
Gain on sale	1.35	--	--
	$ 1.56 ======	$ 62 ======	$ 30 ======
Diluted income per common and common equivalent share:
Operations	$ .21	$ 61	$ 30
Gain on sale	1.33	--	--
	$ 1.54 ======	$ 61 ======	$ .30 ======


NOTE J--SHARE REPURCHASE AGREEMENT

On December 21, 1976, the stockholders approved a Share Repurchase Agreement (the "Agreement") among the Company, the Chairman of the Board of Directors (the "Chairman"), and a trustee under which the Company may be required to purchase a number of shares of common stock from the Chairman's estate upon his death. The purchase price of a share of common stock under this Agreement is to be 90% of the quoted market value at the date of the Chairman's death. The aggregate purchase price m

The Company is not required to purchase any shares of common stock under the Agreement if such purchase would result in an impairment of its capital or would violate state laws in effect at that date.

As of August 31, 1999, the amount payable under this Agreement by the Company to repurchase shares of common stock from the Chairman's estate could not exceed $500,000, all of which is payable from the proceeds of the life insurance policy maintained by the Company for this purpose.

NOTE K --CAPITAL STOCK PURCHASE

During fiscal 1999, the Company purchased 40,000 shares of the Company's stock on the open market at a cost of approximately $112,000. The purchased shares are classified as treasury stock.

NOTE L--CONTINGENCIES

Due to the complexity of the Company's operations, disagreements occasionally occur.

In the opinion of management, the Company's ultimate loss from such disagreements and potential resulting legal action, if any, will not be significant.


NOTE M--QUARTERLY RESULTS (UNAUDITED)

Summary data relating to the results of operations for each quarter of the years ended August 31, 1999 and 1998 follows (in thousands except per share amounts):
	Three Months Ended
	November 30	February 28	May 31	August 31
Fiscal year 1999:
Net sales	$ 7,675	$ 6,310	$ 5,442	$ 5,402
Gross profit	1,593	672	311	249
Loss from continuing operations
	(405)	(840)	(1,168)	(1,724)
Net income (loss)	201	3,988	(1,168)	(1,752)
Basic and diluted loss from continuing operations per common share
	$ (.12)	$ (.24)	$ (.34)	$ (.50)
Net income
Basic	$ 06	$ 1.15	$ (.34)	$ (.50)
Diluted	.06	1.13	(.33)	(.50)
Fiscal year 1998:
Net sales	$ 8,271	$ 6,132	$ 5,719	$ 6,040
Gross profit	2,373	1,377	962	798
  Income (loss) from
   continuing operations
	127	(339)	(641)	(782)
Net income	385	39	18	65
Basic and diluted income (loss) from continuing operations per common share
	$ .04	$ (.10)	$ (.18)	$ (.23)
Net Income:
Basic	$ .11	$ .01	$ .01	$ .02
Diluted	.11	.01	.01	.02

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES For the Years Ended August 31, 1997, 1998 and 1999 (in thousands)
COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe			Balance at End of Period
				Deductions- Describe

Year ended August 31, 1997
Reserve, deducted from related asset:
Allowance for doubtful accounts	$285 ====	$258 ====	$ -- ===	$339 ====	(1)	$204 ====

Year ended August 31, 1998
Reserve, deducted from related asset:
Allowance for doubtful accounts	$204 ====	$233 ====	$ -- ===	$173 ====	(1)	$264 ====

Year ended August 31, 1999
Reserve, deducted from related asset:
Allowance for doubtful accounts	$264 ====	$272 ====	$ -- ===	$269 ====	(1)	$267 ====

(1) Amount charged against reserve