Form 10-K405/A
period 1999-08-31
TEMTEX INDUSTRIES INC
filed 1999-11-29
CIK 110740

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Common Stock, par value $0.20 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section #13 or 15 (d) of theSecurities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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


INTRODUCTORY NOTE

This Amendment on Form 10-K/A to the Company's Form 10-K for the year ended August 31, 1999, is being filed for the sole purpose of adding the Report of Independent Auditors, dated October 21, 1999, which was inadvertently omitted from the original filing dated November 26, 1999.


Report of Independent Auditors

Board of Directors
Temtex Industries, Inc.

We have audited the accompanying consolidated balance sheets of Temtex Industries, Inc. and subsidiaries as of August 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to expre

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Temtex Industries, Inc. and subsidiaries at August 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of three years in the period ended August 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the taken as a whole, present fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Dallas, Texas
October 21, 1999


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMTEX INDUSTRIES, INC.

/S/ James E. Upfield

James E. Upfield

Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Titles	Date
/s/James E. Upfield James E. Upfield	Director, Chairman of the Board	11/29/99
/s/E. R. Buford E. R. Buford
Director, President and Chief Executive Officer
11/29/99
/s/R. N. Stivers R. N. Stivers
Vice President-Finance, Chief Financial Officer and Chief Accounting Officer
11/29/99
/s/Scott K. Upfield Scott K. Upfield	Director	11/29/99