Form 10-Q
period 1999-11-30
TEMTEX INDUSTRIES INC
filed 2000-01-14
CIK 110740

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended November 30, 1999                                               Commission File No. 0-5940

TEMTEX INDUSTRIES, INC.
(Exact name of Registrant as specified in its Charter)

               Delaware                                                                                                                75-1321869
(State or other jurisdiction of                                                                           (I.R.S. Employer Identification No. )
incorporation or organization)

5400 LBJ Freeway, Suite 1375, Dallas, Texas                                                                    75240
(Address of principal executive offices)                                                                        (Z ip Code)

                           972/726-7175
(Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes     X     No

The Registrant had 3,444,641 shares of common stock, par value $.20 per share, outstanding as of the close of the period covered by this report.


PART I. FINANCIAL INFORMATION

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands Except Share Amounts)
	3 Months Ended
	November 30,
	1999	1998

Net sales Cost of goods sold	$ 6,124	$ 7,675
	5,148	6,082
	976	1,593
Cost and expenses: Selling, general and administrative Interest Other (income) expense
	1,782	2,035
	43	112
	(149)	2
	1,676	2,149
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT AND DISCONTINUED OPERATIONS

	(700)	(556)
State and federal income taxes--Note B	(280)	(151)

LOSS FROM CONTINUING OPERATIONS	(420)	(405)

OPERATING INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES--Note H
	-	606
NET (LOSS) INCOME	$ (420) ======	$ 201 ======
Basic and diluted (loss) income per common share: Continuing operations -Basic and diluted Net (loss) income: Basic Diluted	$ (0.12) ====== $ (0.12) ====== $ (0.12) ======	$ (0.12) ====== $ 0.06 ====== $ 0.06 ======
Basic weighted average common shares outstanding	3,444,641 =======	3,477,141 =======
Diluted weighted average common and common equivalent shares outstanding
	3,473,827 =======	3,528,300 =======

See notes to condensed consolidated financial statements


TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)

	November 30,	August 31,
	1999	1999
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 2,681	$ 4,077
Accounts receivable, less allowance for doubtful accounts of $302,000 at November 30, 1999 and $267,000 at August 31, 1999	3,724	3,648
Inventories--Note D	8,844	8,680
Prepaid expenses and other assets	357	254
Deferred taxes	169	169

TOTAL CURRENT ASSETS	15,775	16,828
DEFERRED TAXES	144	144
OTHER ASSETS	1,808	1,793
PROPERTY, PLANT AND EQUIPMENT
Buildings and improvements	2,615	2,615
Machinery, equipment, furniture and fixtures	18,086	17,859
Leasehold improvements	1,266	1,213
	21,967	21,687
Less allowances for depreciation, depletion and amortization	17,047	16,752
	4,920	4,935

	$22,647 ======	$23,700 ======

	November 30,	August 31,
	1999	1999
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 2,529	$ 1,725
Accrued expenses	1,058	1,749
Income taxes payable	10	746
Current maturities of indebtedness to related parties	15	13
Current maturities of long-term obligations--Note E	30	29
TOTAL CURRENT LIABILITIES	3,642	4,262
INDEBTEDNESS TO RELATED PARTIES, less current maturities	1,575	1,580
LONG-TERM OBLIGATIONS, less current maturities--Note E	396	404
COMMITMENTS AND CONTINGENCIES--Note F
STOCKHOLDERS' EQUITY--Note G
Preferred stock - $1 par value; 1,000,000 shares authorized, none issued	--	--
Common stock - $.20 par value; 10,000,000 shares authorized, 5,286,125 shares issued	720	720
Additional capital	9,253	9,253
Retained earnings	7,500	7,920
	17,473	17,893
Less:
Treasury stock: At cost - 153,696 shares At no cost - 1,687,788 shares	439 --	439 --
	17,034	17,454

	$22,647 ======	$23,700 ======

See notes to condensed consolidated financial statements.


TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)
	Three Months Ended
	November 30,
	1999	1998
OPERATING ACTIVITIES	$ (420)	$ 201
Net (loss) income
Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Depreciation, depletion and amortization	298	289
Discontinued operations:
Income from operations, net of tax	--	(606)
Deferred taxes	--	(63)
Loss on disposition of property, plant and equipment	(6)	--
Provision for doubtful accounts	42	53
Changes in operating assets and liabilities:
Accounts receivable	(118)	(699)
Inventories	(164)	(1,651)
Prepaid expenses and other assets	(118)	(115)
Accounts payable and accrued expenses	113	1,183
Income taxes payable/recoverable	(736)	35
Net change of operating assets and liabilities of discontinued operation	--	952
NET CASH USED IN OPERATING ACTIVITIES	(1,109)	(421)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(277)	(278)
Purchases of property, plant and equipment, discontinued operations	--	(24)

NET CASH USED IN INVESTING ACTIVITIES	(277)	(302)
FINANCING ACTIVITIES
Proceeds from revolving line of credit and long-term borrowings	--	900
Principal payments on revolving line of credit, long-term obligations and indebtedness to related parties	(10)	(21)
Principal payments on long-term obligations, discontinued operations	--	(23)
NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES	(10)	856
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,396)	133
Cash and cash equivalents at beginning of year	4,077	327
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,681 ======	$ 460 ======

See notes to condensed consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Temtex Industries, Inc. (the Company) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ending August 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 1999.

NOTE B--INCOME TAXES

Income tax benefit has been provided using the liability method for providing deferred taxes. Loss for the first three months of fiscal 2000 reflects an estimated annualized tax rate of approximately 40.0%.

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

NOTE D--INVENTORIES

Inventories are summarized below:

	November 30, 1999	August 31, 1999
	(in thousands)
Finished goods	$ 3,583	$ 3,121
Work in process	856	856
Raw materials and supplies	4,405	4,703
	$ 8,844 ======	$ 8,680 ======


NOTE E--NOTES PAYABLE AND LONG-TERM DEBT

A two-year credit agreement entered into by the Company with a bank in May 1996 and amended in April 1998 was repaid in January 1999 with proceeds received from the sale of the Company's face brick manufacturing facility.

In August 1999, the Company and the bank mutually agreed to terminate the agreement prior to its scheduled termination.

NOTE F--COMMITMENTS AND CONTINGENCIES

Due to the complexity of the Company's operations, disagreements occasionally occur.

In the opinion of management, the Company's ultimate loss from such disagreements and potential resulting legal action, if any, will not be significant.

NOTE G--CAPITAL STOCK

At November 30, 1999 and August 31, 1999, there were 1,000,000 shares of preferred stock, with a par value of $1 authorized. None have been issued.

The Company's Board of Directors approved the repurchase of up to $1.0 million of the Company's Common Stock after a Special Shareholder's meeting held on January 5, 1999. As of November 30, 1999, 40,000 shares have been purchased on the open market and are included as treasury stock.

At November 30, 1999 and August 31, 1999, there were 10,000,000 shares of par value $.20 common stock authorized of which 5,286,125 shares were issued. Of the shares issued, 3,444,641 were outstanding. The remainder of the issued stock is comprised of 1,841,484 shares of treasury stock.

NOTE H--DISCONTINUED OPERATIONS

On January 5, 1999, the Company sold its Texas Clay face brick manufacturing division for approximately $12.5 million. The financial statements classify Texas Clay as a discontinued operation and the prior year has been restated to reflect same.


NOTE H--DISCONTINUED OPERATIONS --(continued)

The components of the Company's results from the discontinued operation of Texas Clay, net of income taxes, are as follows: (In thousands except share amounts)
	Three Months Ended
	November
	1999	1998
Income from operations of Texas Clay before income taxes	$ --	$ 891
Income taxes	--	285
	$ -- ====	$ 606 ====
Income per share:
Basic income per common share	$ -- ====	$ .18 ====
Diluted income per common and common equivalent share	$ -- ====	$ .18 ====


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

In the second quarter of fiscal 1999, the Company sold its facility that produced face brick products. The results of operations have been classified as discontinued operations. The following discussion focuses on the remaining segment of business, "Fireplace Products".

Net Sales

Net sales of fireplace products decreased approximately 20% or $1,551,000 in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. The decrease in sales resulted from decreases in the quantities of both woodburning and gas fireplaces delivered in the first quarter of 2000 in addition to small decreases in the average unit selling prices for those products. Competition within the industry continues to be a dominating force in determining selling prices.

Gross Profit

Gross profit decreased approximately 39% in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. Production at less than optimum levels results in under absorption of fixed costs and reduced gross profits.


Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $253,000 or approximately 12% in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. The most significant expense reductions were in selling commissions, home-center rebates and advertising literature.

Interest Expense

Net interest expense decreased $69,000 or approximately 62% between the comparative first quarters. The decrease in the net expense was caused by the decrease in the average indebtedness in fiscal 2000. In addition, the Company has invested a portion of the proceeds from the sale of its brick manufacturing facility in cash funds and is earning interest on a daily basis.

Income Taxes

Income tax benefit from operations for the first three months of fiscal 2000 is based on an estimated annualized effective tax rate of 40%.

Liquidity and Capital Resources

Net cash used by operating activities was $1,109,000 for the first three months of 2000 compared to net cash used of $421,000 for the first three months of 1999. The decreased cash flow from operations in the first three months of fiscal 2000 was primarily due to the loss incurred by operations as well as changes in working capital, principally a decrease in income taxes payable.

The brick manufacturing division was sold for approximately $12,500,000 in the second quarter of fiscal 1999. The cash proceeds were used to pay down certain indebtedness with the remainder being available to enhance the Company's business operations through strategic acquisitions or other appropriate uses.

Working capital decreased from $12,566,000 at August 31, 1999 to $12,133,000 at November 30, 1999.

Capital expenditures and capitalized lease obligations for the first three months of 2000 were $277,000. Expenditures include amounts for tooling, dies, replacement items and major repairs to manufacturing equipment.

In May 1996, the Company entered into a two-year credit agreement with a bank whereby the Company could borrow a maximum of $4,000,000 under a revolving credit facility. In April 1998, the credit agreement was amended whereby the maximum amount available under the revolving credit facility was reduced to $3,000,000 and the expiration date was extended for an additional two-year period. The outstanding balance on the credit facility was repaid by the Company with proceeds from the sale of its brick manufacturing facility in January 1999. In August 1999, the Company and the bank mutually agreed to terminate the credit agreement prior to its scheduled termination.


The Company anticipates that cash flow from operations, together with cash on hand should provide the Company with adequate funds to meet its working capital requirements as well as requirements for capital expenditures for at least the next twelve months. The Company is reviewing various options that are available in order to establish a new credit facility should one be required at some time in the future. However, to the extent the Company is unable to obtain a credit facility on suitable terms in the future, or to the extent the Company experiences operating losses in future periods, it may be required to seek additional sources of capital. Sources of additional capital may include public and private equity and debt financing, sales of nonstrategic assets and other financing arrangements. No assurances can be made that the Company will be able to obtain sufficient capital in the future.

Year 2000 Issue

Many existing computer systems and applications and other control devices use only two digits to identify a year in the date field, without considering the impact of the change in the century. As a result, computer systems and applications used by many companies may need to be upgraded to comply with "Year 2000" requirements. The Company relies on its systems in operating and monitoring many significant aspects of its business, including financial systems (such as general ledger, accounts payable, accounts receivable, inventory and order management), customer services, infrastructure and network and telecommunications equipment. The Company also relies directly and indirectly on the systems of external business enterprises such as customers, suppliers, creditors and financial organizations.

Based on various assessments during the past two years and three months, the Company determined that only minor modifications of its information and production software systems would be necessary in order to properly utilize dates beyond the year 1999. As of the date of this report, all of the identified required changes have been made. Although the Company anticipates that no further changes are necessary, if such modifications not made, management believes the most reasonably likely worst case scenario will not have a material impact on the operations of the Company.

The cost for system modifications relating to the year 2000 issue has been approximately $11,000.

At this date, the Company is not aware of any customer, vendor or supplier (external agents) with a Year 2000 issue that would materially affect the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

Management is of the opinion that all significant Year 2000 issues have been identified and addressed. Accordingly, the Company has no developed Year 2000 contingency plans for operations.


PART II. OTHER INFORMATION

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K
        (a).  Exhibits

             Exhibit

               No.     Description

               27.1      Financial Data Schedule (filed herewith)

       (b)    Report on Form 8-K

The Registrant did not file a report on Form 8-K during the quarter for which this report is filed.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMTEX INDUSTRIES, INC.
DATE: 1/13/00	BY: /s/E.R.Buford E. R. Buford President

DATE: 1/13/00	BY: /s/R. N. Stivers R. N. Stivers Vice President-Finance