Form 10-Q
period 2000-02-29
TEMTEX INDUSTRIES INC
filed 2000-04-14
CIK 110740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended February 29, 2000   Commission File No. 0-5940


                     TEMTEX INDUSTRIES, INC.
      -----------------------------------------------------
     (Exact name of Registrant as specified in its Charter)



               Delaware                       75-1321869
   --------------------------------     ---------------------
    (State or other jurisdiction of        (I.R.S. Employer
    incorporation or organization)       Identification No.)


     5400 LBJ Freeway, Suite 1375
             Dallas, Texas                       75240
 ------------------------------------         ----------
    (Address of principal executive           (Zip Code)
               offices)



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
               (In Thousands Except Share Amounts)

                                                     Three Months Ended             Six Months Ended
                                                  February 29,   February 28,    February 29,   February 28,
                                                     2000           1999            2000           1999
                                                  ------------   ------------   -------------   ------------
Net sales                                         $    5,210     $    6,310     $    11,334    $    13,985
Cost of goods sold                                     4,829          5,638           9,977         11,720
                                                  ------------   ------------   -------------  -------------
                                                         381            672           1,357          2,265

Cost and expenses:
  Selling, general and administrative                  2,015          1,878           3,797          3,913
  Interest                                                60             76             103            188
Other expense (income)                                     4              6            (145)             8
                                                  ------------   ------------   -------------  -------------
                                                       2,079          1,960           3,755          4,109
                                                  ------------   ------------   -------------  -------------
    LOSS FROM CONTINUING OPERATIONS
        BEFORE INCOME TAX BENEFIT AND
         DISCONTINUED OPERATIONS                      (1,698)        (1,288)         (2,398)        (1,844)

State and federal income tax benefit--Note B            (679)          (448)           (959)          (599)
                                                  ------------   ------------   -------------  -------------

    LOSS FROM CONTINUING OPERATIONS                   (1,019)          (840)         (1,439)        (1,245)

    GAIN FROM DISPOSAL AND OPERATING
        INCOME FROM DISCONTINUED
         OPERATIONS, NET OF INCOME
          TAXES -- Note H                                 --          4,828              --          5,434
                                                  ------------   ------------   -------------  -------------

                 NET (LOSS) INCOME                $   (1,019)    $    3,988     $    (1,439)   $     4,189
                                                  ============   ============   =============  =============

    Basic and diluted (loss) income per common share:
    Continuing operations                             $ (.30)        $ (.24)         $ (.42)        $ (.36)
                                                      ========       ========        ========       ========
Net Income:
  Basic                                               $ (.30)        $ 1.15          $ (.42)        $ 1.20
                                                      ========       ========        ========       ========
  Diluted                                             $ (.30)        $ 1.13          $ (.42)        $ 1.19
                                                      ========       ========        ========       ========

Basic Weighted average common shares outstanding   3,444,641      3,477,458       3,444,641      3,477,298
                                                  ============   ============    ============  =============

Diluted weighted average common and common
  equivalent shares outstanding                    3,468,678      3,523,628       3,471,253      3,525,963
                                                  ============   ============    ============  =============


See notes to condensed consolidated financial statements.

            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
              Condensed Consolidated Balance Sheets
                         (In Thousands)



                                                                           February 29,     August 31,
                                                                               2000            1999
                                                                           ------------    ------------
                                                                            (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                 $     3,431     $     4,077
  Accounts receivable, less allowance for doubtful accounts of
     $261,000 at February 29, 2000 and $267,000 at August 31, 1999                3,218           3,648
  Inventories-Note D                                                              8,037           8,680
  Prepaid expenses and other assets                                                 395             254
  Deferred taxes                                                                    169             169
                                                                           ------------    ------------
          TOTAL CURRENT ASSETS                                                   15,250          16,828

DEFERRED TAXES                                                                      144             144

OTHER ASSETS                                                                        164           1,793

PROPERTY, PLANT AND EQUIPMENT
  Buildings and improvements                                                      2,615           2,615
  Machinery, equipment, furniture and fixtures                                   18,172          17,859
  Leasehold improvements                                                          1,280           1,213
                                                                           ------------    ------------
                                                                                 22,067          21,687
  Less allowances for depreciation,
    depletion and amortization                                                   17,339          16,752
                                                                           ------------    ------------
                                                                                  4,728           4,935
                                                                           ------------    ------------

                                                                            $    20,286     $    23,700
                                                                           ============    ============









                                                                           February 29,     August 31,
                                                                               2000            1999
                                                                           ------------    ------------
                                                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                          $     1,865     $     1,725
  Accrued expenses                                                                1,069           1,749
  Income taxes payable                                                             (669)            746
  Current maturities of indebtedness to related parties                              15              13
  Current maturities of long-term obligations--Note E                                30              29
                                                                           ------------    ------------
          TOTAL CURRENT LIABILITIES                                               2,310           4,262

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities                                                         1,572           1,580

LONG-TERM OBLIGATIONS,
  less current maturities--Note E                                                   389             404

COMMITMENTS AND CONTINGENCIES--Note F

STOCKHOLDERS' EQUITY--Note G
  Preferred stock - $1 par value; 1,000,000
    shares authorized, none issued                                                   --              --
  Common stock - $.20 par value; 10,000,000 shares authorized,
    5,286,125 shares issued                                                         720             720
  Additional capital                                                              9,253           9,253
  Retained earnings                                                               6,481           7,920
                                                                           ------------    ------------
                                                                                 16,454          17,893
Less:
    Treasury stock:
      At cost - 153,696 shares                                                      439             439
      At no cost - 1,687,788 shares                                                  --              --
                                                                           ------------    ------------
                                                                                 16,015          17,454
                                                                           ------------    ------------
                                                                            $    20,286     $    23,700
                                                                           ============    ============


See notes to condensed consolidated financial statements.

            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
   Condensed Consolidated Statements of Cash Flows (Unaudited)
                         (In Thousands)


                                                                               Six Months Ended
                                                                           February 29,   February 28,
                                                                           ------------   ------------
                                                                               2000           1999
                                                                           ------------   ------------
OPERATING ACTIVITIES
  Net (loss) income                                                        $     (1,439)  $      4,189
  Adjustments to reconcile net (loss) income to net cash
      used in operating activities:
    Depreciation, depletion and amortization                                        605            700
    Discontinued operations:
        Gain on sale, net of tax                                                     --         (4,675)
         Income from operations, net of tax                                          --           (759)
    Loss on disposition of property, plant and equipment                             12             --
    Provision for doubtful accounts                                                  74             73
    Changes in operating assets and liabilities:
      Accounts receivable                                                           356            (80)
      Inventories                                                                   643         (1,315)
      Prepaid expenses and other assets                                           1,488         (1,039)
      Accounts payable and accrued expenses                                        (540)        (1,429)
      Income taxes payable/recoverable                                           (1,415)         2,513
      Cash used in discontinued operations                                           --         (1,986)
                                                                           ------------   ------------
          NET CASH USED IN OPERATING ACTIVITIES                                    (216)        (3,808)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                       (410)          (523)
  Purchases of property, plant and equipment, discontinued operations                --            (24)
  Proceeds from sale of discontinued operations                                      --         12,525
                                                                           ------------   ------------
          NET CASH (USED IN) PROVIDED BY
            INVESTING ACTIVITIES                                                   (410)        11,978

FINANCING ACTIVITIES
  Proceeds from revolving line of credit and long-term borrowings                    --             --
  Principal payments on revolving line of credit, long-term obligations
      and indebtedness to related parties                                           (20)          (739)
  Principal payments on long-term obligations, discontinued operations               --            (31)
  Proceeds from issuance of common stock                                             --              9
  Purchase of treasury stock                                                         --            (16)
                                                                           ------------   ------------
          NET CASH USED IN FINANCING ACTIVITIES                                     (20)          (777)
                                                                           ------------   ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (646)         7,393
Cash and cash equivalents at beginning of year                                    4,077            327
                                                                           ------------   ------------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $      3,431   $      7,720
                                                                           ============   ============


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

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended February 29, 2000 are not necessarily indicative of the results that may be expected for the year ending August 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 1999.

NOTE B--INCOME TAXES

Income tax benefit has been provided using the liability method for providing deferred taxes. Loss for the first six months of fiscal 2000 reflects an estimated annualized tax rate of approximately 40%.

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

NOTE D--INVENTORIES

Inventories are summarized below:


                               February 29, 2000    August 31, 1999
                               -----------------    ---------------
                                           (in thousands)
Finished goods                     $ 3,235               $ 3,121
Work in process                        856                   856
Raw materials and supplies           3,946                 4,703
                                   -------               -------
                                   $ 8,037               $ 8,680
                                   =======               =======

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

NOTE G--CAPITAL STOCK

At February 29, 2000 and August 31, 1999, there were 1,000,000 shares of preferred stock, with a par value of $1 authorized.
None have been issued.

The Company's Board of Directors approved the repurchase of up to $1.0 million of the Company's Common Stock after a Special Shareholder's meeting held on January 5, 1999. As of February 29, 2000, 40,000 shares have been purchased on the open market and are included as treasury stock.

At February 29, 2000 and August 31, 1999, there were 10,000,000 shares of par value $.20 common stock authorized of which 5,286,125 shares were issued. Of the shares issued, 3,444,641 were outstanding. The remainder of the issued stock is comprised of 1,841,484 shares of treasury stock.

NOTE H--DISCONTINUED OPERATIONS

On January 5, 1999, the Company sold its Texas Clay face brick manufacturing division for approximately $12.5 million. The financial statements classify Texas Clay as a discontinued operation.

The components of the Company's results from the discontinued operation of Texas Clay, net of income taxes, are as follows:


                                                          Three Months Ended           Six Months Ended
                                                       February 29,   February 28,  February 29,   February 28,
                                                       ------------   ------------  ------------   ------------
                                                           2000           1999          2000           1999
                                                       ------------   ------------  ------------   ------------
Income from operations of Texas Clay before
  income taxes                                           $       --     $      280    $       --     $    1,171
Income taxes                                                     --            127            --            412
                                                       ------------   ------------  ------------   ------------
                                                                 --            153            --            759

Gain on disposal of Texas Clay before
  income taxes                                                   --          7,420            --          7,420
Income taxes                                                     --          2,745            --          2,745
                                                       ------------   ------------  ------------   ------------
                                                                 --          4,675            --          4,675
                                                       ------------   ------------  ------------   ------------
Gain from disposal and income from
   discontinued operations, net of income taxes          $       --     $    4,828    $       --     $    5,434
                                                       ============   ============  ============   ============

Income per share:
  Basic income per common share:
      Operations                                             $   --         $  .04        $   --         $  .22
      Gain on sale                                               --           1.35            --           1.34
                                                             ------         ------        ------         ------
                                                             $   --         $ 1.39        $   --         $ 1.56
                                                             ======         ======        ======         ======

  Diluted income per common and common
     equivalent share:
       Operations                                            $   --         $  .04        $   --         $  .22
       Gain on sale                                              --           1.33            --           1.33
                                                             ------         ------        ------         ------
                                                             $   --         $ 1.37        $   --         $ 1.55
                                                             ======         ======        ======         ======


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

Net Sales
---------

Net sales of fireplace products decreased approximately 17% or $1,100,000 in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. The decrease in sales resulted from the decrease in the quantity of fireplaces delivered in the second quarter of 2000 as well as decreases in the average unit selling prices for those products. Between the comparative six-month periods, net sales decreased approximately 19% in fiscal 2000. Reduced quantities and reduced unit selling prices in the six-months of fiscal 2000 were responsible for the reduction in sales. Industry competition continues to be the dominating force in determining selling prices.

Gross Profit
------------

Gross profit decreased approximately 43% in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. Gross profit decreased approximately 40% between the comparative six-month periods. Reduced sales and the lack of capacity utilization were responsible for the reduced gross profit in both comparison periods.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased by $137,000 or approximately 7% in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. Between the comparative six-month periods, expense decreased $116,000 or approximately 3%. In the second quarter of fiscal 2000, the Company terminated the Select Management Employee Security Plan. The increase in selling, general and administrative expenses was the direct result of the expense incurred in terminating the plan.

Interest Expense
----------------

Net interest expense decreased $16,000 or approximately 21% and $85,000 or approximately 45% between the comparative quarters and six-month periods, respectively. The decrease in the net expense in both the second quarter and the first six-months of fiscal 2000 was caused in part, by the decrease in the average indebtedness during both periods of fiscal 2000 compared to fiscal 1999. In addition, the Company has cash fund investments through a bank, which are earning interest.

Income Taxes
------------

Income tax benefit for the first six-months of fiscal 2000 is based on an estimated annualized effective tax rate of 40%.

Liquidity and Capital Resources
-------------------------------

Net cash used by operating activities was $216,000 for the first six-months of 2000 compared to $3,808,000 for the first six months of 1999. The decreased cash flow from operations in the first six-months of fiscal 2000 was primarily due to the loss incurred by operations as well as changes in working capital, principally decreases in accounts payable, accrued expenses and income taxes payable.

The brick manufacturing division was sold for approximately
$12,500,000 in the second quarter of fiscal 1999. The cash proceeds were used to pay certain indebtedness with the remainder being available for other appropriate uses.

Working capital increased from $12,566,000 at August 31, 1999 to $12,940,000 at February 29, 2000.

Capital expenditures and capitalized lease obligations for the first six months of 2000 were $410,000. Expenditures include amounts for tooling, dies, replacement items and major repairs to manufacturing equipment.

In May 1996, the Company entered into a two-year credit agreement with a bank whereby the Company could borrow up to $4,000,000 under a revolving credit facility. In April 1998, the credit agreement was amended whereby the maximum amount available under the revolving credit facility was reduced to $3,000,000 and the expiration date was extended for an additional two-year period. The outstanding balance on the credit facility was repaid by the Company with proceeds from the sale of its brick manufacturing facility in the second quarter of fiscal 1999. In August 1999, the Company and the bank mutually agreed to terminate the credit agreement prior to its scheduled termination.

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

Year 2000 Issue
---------------

Modifications to the Company's software programs and operating systems for "Year 2000" compliance were successfully completed in prior years. The Company's business has not been adversely affected due to the failure of key third parties to successfully complete the Year 2000 conversion. Although there can be no assurance that all of the Company's material third-party relationships had successful conversion programs, management does not expect that any such failure would have a material adverse effect on the financial position, results of operations or liquidity of the Company. The costs for the Company's program and system modifications to date have not been material and the Company knows of no further required modifications that would have a material impact on its financial position, results of operations or liquidity.

                   PART II.  OTHER INFORMATION


Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

          (a). Exhibits

          Exhibit
            No.     Description
          ------    -----------------------------------

           27.1     Financial Data Schedule (filed herewith)


          (b). Report on Form 8-K

               The Registrant did not file any reports on Form 8-
               K during the quarter for which this report is filed.

                           SIGNATURES
                           ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         TEMTEX INDUSTRIES, INC.



DATE:   4/6/00           BY: /s/  E.R.Buford
       ----------           -------------------------
                            E. R. Buford
                            President



DATE:  4/6/00            BY: /s/  R. N. Stivers
                            -------------------------
                            R. N. Stivers
                            Vice President-Finance