Form 10-Q
period 2000-05-31
TEMTEX INDUSTRIES INC
filed 2000-07-17
CIK 110740

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 31, 2000                                           Commission File No. 0-5940

           TEMTEX INDUSTRIES, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	75-1321869
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5400 LBJ Freeway, Suite 1375, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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


PART I. FINANCIAL INFORMATION

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands Except Share and Per Share Amounts)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2000	1999	2000	1999
Net sales	$ 4,770	$ 5,442	$ 16,104	$ 19,427
Cost of goods sold	4,620	5,131	4,597	16,851
	150	311	1,507	2,576

Cost and expenses:
Selling, general and administrative	1,914	2,012	5,711	5,925
Interest	108	27	211	215
Other expense (income)	8	3	(137)	11
	2,030	2,042	5,785	6,151

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAX PROVISION (BENEFIT) AND DISCONTINUED
OPERATIONS	(1,880)	(1,731)	(4,278)	(3,575)

State and federal income tax provision (benefit)
--Note B	959	(563)	--	(1,162)

LOSS FROM CONTINUING OPERATIONS	(2,839)	(1,168)	(4,278)	(2,413)

GAIN FROM DISPOSAL AND OPERATING
INCOME FROM DISCONTINUED
OPERATIONS, NET OF INCOME
TAXES -- Note H	--	--	--	5,434

NET (LOSS) INCOME	$ (2,839) =======	$ (1,168) =======	$ (4,278) =======	$ 3,021 =======

Basic and diluted (loss) income per common share:
Continuing operations	$ (.82) =======	$ (.34) =======	$ (1.24) =======	$ (.69) =======
Net income:
Basic	$ (.82) =======	$ (.34) =======	$ (1.24) =======	$ .87 =======
Diluted	$ (.82) =======	$ (.34) =======	$ (1.24) =======	$ .86 =======

Basic weighted average common shares outstanding	3,444,641 =======	3,466,761 =======	3,444,641 =======	3,473,747 =======

Diluted weighted average common and common
equivalent shares outstanding	3,450,708 =======	3,509,363 =======	3,464,404 =======	3,520,391 =======

See notes to condensed consolidated financial statements.


TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands Except Share Amounts)

	May 31,	August 31,
	2000	1999
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 2,217	$ 4,077

Accounts receivable, less allowance for doubtful accounts of
$278 at May 31, 2000 and $267 at August 31, 1999	2,990	3,648
Inventories--Note D	7,705	8,680
Prepaid expenses and other assets	322	254
Deferred taxes--Note B	339	169

TOTAL CURRENT ASSETS	13,573	16,828

DEFERRED TAXES--Note B	144	144

OTHER ASSETS	154	1,793

PROPERTY, PLANT AND EQUIPMENT
Buildings and improvements	2,615	2,615
Machinery, equipment, furniture and fixtures	18,297	17,859
Leasehold improvements	1,290	1,213
	22,202	21,687
Less allowances for depreciation and amortization	17,654	16,752
	4,548	4,935

	$ 18,419 =======	$ 23,700 ======


	May 31,	August 31,
	2000	1999
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 1,681	$ 1,725
Accrued expenses	1,235	1,749
Income taxes payable	332	746
Current maturities of indebtedness to related parties	16	13
Current maturities of long-term obligations	30	29

TOTAL CURRENT LIABILITIES	3,294	4,262

INDEBTEDNESS TO RELATED PARTIES,
less current maturities	1,568	1,580

LONG-TERM OBLIGATIONS,
less current maturities	381	404

COMMITMENTS AND CONTINGENCIES--Note F

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 1,000,000
shares authorized, none issued and outstanding	--	--
Common stock - $.20 par value; 10,000,000 shares authorized,
5,286,125 shares issued and 3,444,641 outstanding	720	720
Additional capital	9,253	9,253
Retained earnings	3,642	7,920
	13,615	17,893
Less:
Treasury stock--Note G
At cost –153,696 shares	439	439
At no cost - 1,687,788 shares	--	--
	13,176	17,454

	$18,419 ======	$23,700 ======

See notes to condensed consolidated financial statements.


TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended
	May 31,
	2000	1999

OPERATING ACTIVITIES
Net (loss) income	$(4,278)	$ 3,021
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation, depletion and amortization	924	1,015
Discontinued operations:
Gain on sale, net of tax	--	(4,675)
Income from operations, net of tax	--	(759)
Loss on disposition of property, plant and equipment	15	--
Provision for doubtful accounts	105	122
Changes in operating assets and liabilities:
Accounts receivable	553	690
Inventories	975	(996)
Prepaid expenses and other assets	1,571	(1,096)
Accounts payable and accrued expenses	(728)	(2,362)
Income taxes payable	(414)	1,913
Cash used in discontinued operations	--	(1,986)
NET CASH USED IN OPERATING ACTIVITIES	(1,277)	(5,113)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(555)	(814)
Purchases of property, plant and equipment, discontinued operations	--	(24)
Proceeds from sale of discontinued operations	--	12,525
Proceeds from disposition of property, plant and equipment	3	--

NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES	(552)	11,687
FINANCING ACTIVITIES
Principal payments on revolving line of credit, long-term obligations
and indebtedness to related parties	(31)	(750)
Principal payments on long-term obligations, discontinued operations	--	(31)
Proceeds from issuance of common stock	--	9
Purchase of treasury stock	--	(89)
NET CASH USED IN FINANCING ACTIVITIES	(31)	(861)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,860)	5,713
Cash and cash equivalents at beginning of period	4,077	327
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,217 =====	$ 6,040 =====

See notes to condensed consolidated financial statements.


Temtex Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
May 31, 2000
NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Temtex Industries, Inc. (the Company) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended May 31, 2000 are not necessarily indicative of the results that may be expected for the year ending August 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 1999.

NOTE B--INCOME TAXES

During the three months ended May 31, 2000, the Company changed its estimate of the effective annual tax rate. Through the six months ended February 29, 2000, the Company had recorded a state and federal income tax benefit of $959,000, using a tax rate of approximately 39% to reflect the estimated effective annual tax rate for the year resulting in a net deferred tax asset of $669,000 at February 29, 2000. The Company now believes that it will be in a net loss position for the year. Because the Company does not believe it is more likely than not that the net deferred tax asset will be recovered, a valuation allowance will be recorded for the entire amount of the net deferred tax asset resulting in an effective tax rate of 0% for the year ending August 31, 2000.

Accordingly, the Company has recorded a $959,000 (($0.28) per share) provision for income taxes for the quarter ended May 31, 2000, to reverse the income tax benefits recorded on operating losses during the quarters ended November 30, 1999 and February 29, 2000 and the net deferred tax asset of $483,000 at May 31, 2000 reflects the estimated amount to be recovered from prior tax payments.

NOTE C--INCOME PER COMMON SHARE

Basic income (loss) per common share is based upon the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include only options granted to key employees and outside directors. The number of common stock equivalents was based on the number of shares issuable on the exercise of options reduced by the number of shares that are assumed to have been purchased at the average price of common stock during each quarter with the proceeds from the exercise of the options. The effect of common stock equivalents has been excluded from the computation of diluted loss per share because the effect of their inclusion would be antidilutive.


NOTE D--INVENTORIES

Inventories are summarized below:

	May 31, 2000	August 31, 1999
	(in thousands)
Finished goods	$ 3,174	$ 3,121
Work in process	810	856
Raw materials and supplies	3,721	4,703
	$ 7,705 ======	$ 8,680 ======

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

NOTE G--TREASURY STOCK

The Company's Board of Directors approved the repurchase of up to $1.0 million of the Company's Common Stock after a Special Shareholder's meeting held on January 5, 1999. As of May 31, 2000, 40,000 shares have been purchased on the open market and are included as treasury stock.

NOTE H--DISCONTINUED OPERATIONS

On January 5, 1999, the Company sold its Texas Clay face brick manufacturing division for approximately $12.5 million. The condensed consolidated statements of operations and cash flow for the nine months ended May 31, 1999 classify Texas Clay as a discontinued operation.


NOTE H-- DISCONTINUED OPERATIONS – (continued)

The components of the Company's results from the discontinued operation of Texas Clay, net of income taxes, are as follows: (In thousands, except per share amounts)

Nine Months Ended
May 31, 1999

Income from operations of Texas Clay before
income taxes	$ 1,171
Income taxes	412
759

Gain on disposal of Texas Clay before
income taxes	7,420
Income taxes	2,745
4,675

Gain from disposal and operating income from
discontinued operations, net of income taxes	$ 5,434 =====

Income per share:
Basic income per common share:
Operations	$ .22
Gain on sale	1.34
$ 1.56 =====

Diluted income per common and common
equivalent share:
Operations	$ .22
Gain on sale	1.33
$ 1.55 =====

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

Net Sales

Net sales of fireplace products decreased approximately 12% or $672,000 in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. The decrease in sales resulted from a decrease in the quantity of fireplaces delivered in the third quarter of 2000 as well as small decreases in the average unit selling prices for those products. Between the comparative nine-month periods, net sales decreased approximately l7% or $3,323,000 in fiscal 2000. Reduced quantity and reduced unit selling prices in the nine months of fiscal 2000 were responsible for the reduction in sales. Competition within the industry continues to be the controlling force in determining selling prices.

Gross Profit

Gross profit decreased approximately 52% or $161,000 in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. Gross profit decreased approximately 42% or $1,069,000 between the comparative nine-month periods. Reduced sales and the lack of capacity utilization were mainly responsible for the reduced gross profits in both comparison periods. Additional expenses were incurred in the most recent quarter due to the relocation of fireplace production from our California facility to our plants in Tennessee and Mexico. With the successful relocation completed, the Company expects an improvement in gross margins as early as the fourth quarter of fiscal 2000. Greater improvements should be recorded in fiscal 2001.


Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $98,000 or approximately 5% in the third quarter of fiscal 2000. Between the comparative nine-month periods, expenses decreased $214,000 or approximately 4%. Expenses in the second and third quarters of the current year include approximately $400,000 for the termination costs connected with job eliminations and for the termination of the Select Management Employee Security Plan.

Interest Expense

Net interest expense increased $81,000 in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. The increase was related to an estimate of the amount of interest that is due to the Internal Revenue Service. As discussed below, the Company has a negotiated settlement with the Internal Revenue Service based on audits of its tax returns for fiscal years 1995 through 1998. Interest expense for the nine-month comparison periods was essentially the same at $211,000 and $215,000, respectively.

Income Taxes

During the three months ended May 31, 2000, the Company changed its estimate of the effective annual tax rate. Through the six months ended February 29, 2000, the Company had recorded a state and federal income tax benefit of $959,000, using a tax rate of approximately 39% to reflect the estimated effective annual tax rate for the year resulting in a net deferred tax asset of $669,000 at February 29, 2000. The Company now believes that it will be in a net loss position for the year. Because the Company does not believe it is more likely than not that the net deferred tax asset will be recovered, a valuation allowance will be recorded for the entire amount of the net deferred tax asset resulting in an effective tax rate of 0% for the year ending August 31, 2000.

Accordingly, the Company has recorded a $959,000 (($0.28) per share) provision for income taxes for the quarter ended May 31, 2000, to reverse the income tax benefits recorded on operating losses during the quarters ended November 30, 1999 and February 29, 2000 and the net deferred tax asset of $483,000 at May 31, 2000 reflects the estimated amount to be recovered from prior tax payments.

During the third quarter of fiscal 2000, the Company negotiated a settlement with the Internal Revenue Service, resulting from a routine audit of its tax returns for fiscal years 1995 through 1998. The Company agreed to pay approximately $170,000 in additional taxes related to amounts capitalized under the Uniform Capitalization Rule as specified in the Tax Act of 1986.

Liquidity and Capital Resources

Net cash used by operating activities was $1,277,000 for the first nine months of 2000. The decreased cash flow from operations in the first nine months of fiscal 2000 was primarily due to the loss incurred by operations. Net cash used by operating activities for the first nine months of 1999 was $5,113,000.


The brick manufacturing division was sold for approximately $12,500,000 in the second quarter of fiscal 1999. The cash proceeds were used to pay down certain indebtedness with the remainder being available for other appropriate uses.

The Company used $555,000 in investing activities for capital expenditures and capitalized lease obligations during the first nine months of 2000. Expenditures include amounts for tooling, dies, replacement items, major repairs to manufacturing equipment, setup of refractory production area in Mexico and the relocation of equipment to Mexico from California.

Working capital decreased from $12,566,000 at August 31, 1999 to $10,279,000 at May 31, 2000.

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

The Company is in negotiations with a lending institution to establish a new line of credit agreement. All indications are that a new credit facility will be approved shortly and funds will be available prior to fiscal year end.

The Company anticipates that cash flow from operations, together with cash on hand and cash that should be available through a new credit facility should provide the Company with adequate funds to meet its working capital requirements as well as requirements for capital expenditures for at least the next twelve months. Although the Company cannot be completely assured at this time that the current negotiations will result in a new credit facility, all indications are that a new facility will be available in the very near future. If the Company is unable to obtain a credit facility on suitable terms or to the extent the Company continues to experience operating losses in future periods, it may be required to seek additional sources of capital. Sources of additional capital may include public and private equity and debt financing, sales of nonstrategic assets and other financing arrangements. No assurances can be made that the Company will be able to obtain sufficient capital in the future.

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

TEMTEX INDUSTRIES, INC.

DATE: 07/17/00	BY: /s/ E. R. BUFORD
E. R. Buford
President