Form 10-K405
period 2000-08-31
TEMTEX INDUSTRIES INC
filed 2000-11-29
CIK 110740

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended:  August 31, 2000

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
YES     X      NO
     ------        -----

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     X
                                                 ----

As of November 14, 2000, the aggregate market value of the voting stock held by non-affiliates of Temtex Industries, Inc. was $1,752,074.

As of November 14, 2000 there were 3,444,641 shares of common stock, par value $0.20 per share, of Temtex Industries, Inc. outstanding.

                                 PART I

ITEM 1.   BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

The Company is a major producer of metal fireplace products used in the residential construction markets. The Company manufactures woodburning metal fireplaces as well as those utilizing natural gas and liquified petroleum fuels. In 1992, the Company introduced its Temco American Dream TM ventfree gas log product line. The ventfree fireplace units provide heat from glowing artificial logs without the use of a vent, flue or similar device. The Company was organized in 1969 under the name Monnfield Industries, Inc. and in 1971 changed its name to Temtex Industries, Inc. In August 1971, the Company merged with Texas Clay Industries, Inc., thereby acquiring several businesses, including a face brick business. The Company completed the sale of Texas Clay Industries, then an operating division of the Company, in January 1999.

NARRATIVE DESCRIPTION OF BUSINESS

Fireplace Products

Through its wholly owned subsidiary, Temco Fireplace Products, Inc. the Company manufactures and distributes zero clearance metal woodburning and gas fireplace equipment. For the fiscal year ended August 31, 2000, the Company had aggregate sales of fireplace products of approximately $20.7 million and reported a net loss from continuing operations of approximately $6.1 million.

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

Ventfree Gas Logs and Ventfree Fireplaces. During fiscal 1992, the Company introduced its American Dream TM ventfree gas log and a related ventfree fireplace unit. The American Dream TM ventfree gas log is a simulated wood log and burner set assembly utilizing a patented design licensed to the Company. This design permits the burning of natural gas or liquefied petroleum products, such as propane, to provide heat without the necessity of venting carbon monoxide from the combustion area. The simulated wood logs utilized in the American Dream TM ventfree gas log set are made of a soft ceramic material to resemble wood logs and the embers produced by the burning of wood logs. As the soft ceramic material is heated by the burner set, it radiates heat and produces a red glow resembling that produced by wood logs in a masonry fireplace. The Company also markets its ventfree gas logs as the Firetech 2000(R) ventfree gas log, depending upon the customer. Unlike vented fireplaces, which must be located where outside venting can be effected, the Company's ventfree gas logs may be placed in any location where a heat source is desired, including existing fireplaces. Existing fireplaces can be modified to accommodate the use of the Company's ventfree gas logs at a relatively low cost.

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

Direct-Vent Gas Fireplaces. The Company purchased assets and technology of Toronto based GSW, Inc. during fiscal 1998 for approximately $700,000. GSW designed, manufactured and marketed direct-vent gas fireplaces. Direct-vent gas fireplaces permit the burning of either natural gas or liquefied petroleum products; however, unlike the ventfree products sold by the Company, must be vented directly to the outdoors.

The Company has converted the GSW products to the Temco brand name and these products were introduced to the Company's distributors in August 1999. The acquisition of the GSW product line has expanded the Company's market presence in Canada and broadened the line of products in the fast growing direct-vent gas fireplace market.

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

Although the Company ships its fireplace products nationwide, its sales tend to be somewhat concentrated in the states where new housing construction is most active. Because the Company typically produces its products to meet specific orders by contractors, large distributors or retailers, it does not maintain material amounts of inventories in excess of anticipated short-term demand. The raw materials for the Company's fireplace products are readily available from a variety of sources. During fiscal year ended August 31, 2000, no single customer for fireplace products accounted for more than 10% of the Company's consolidated sales during such period.

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

Competition; Patents. There are a number of manufacturers producing zero clearance metal fireplaces and related accessories similar to the products of the Company and the market for these products is very competitive. The Company believes that it is among the larger producers of such products and that it markets a full range of zero clearance fireplace units at competitive prices. Some of the Company's ventfree gas log products utilize a patented design, which is currently being licensed by the Company from the holder of the applicable patent. Under the revised terms of this license, the Company has a non-exclusive right to manufacture and distribute ventfree gas logs in the United States and Mexico in conjunction with a prefabricated fireplace unit or other burn chamber, and also the right to produce and sell ventfree gas logs independently of fireplace units. Other companies have introduced products which compete with the Company's ventfree log sets. There can be no assurance that the holder of the patent will not license such non-exclusive rights to additional parties, thereby increasing the competition for the Company's ventfree gas logs.

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

Patents and Trademarks

The Company owns a variety of patents, trademarks and trade names. The consumer products manufactured by the Company are sold primarily under the trademark or trade names of Temco(R), Amberlight(R), Temco American DreamTM and Firetech 2000(R). The Company believes that its trademarks and trade names as a whole have significant value. Some of the patents owned are relatively new and give the Company some unique product features. However, the Company does not consider any one or group of its patents, trademarks or trade names or any licenses granted to or by it to be material to its business as a whole, except for the patent license (the "Patent License") relating to its ventfree fireplace products and direct vent fireplaces. The Patent License is scheduled to expire on March 31, 2002 and may be terminated earlier in the event of certain defaults by the Company. Unless the Company negotiates an extension to this license agreement, it will lose the right to manufacture ventfree gas logs of the covered design on that date.

Seasonality

     A majority of the end-users of the Company's products are contractors and others engaged in the construction and remodeling markets, which tend to be most active in the summer and fall months. Since users of the Company's products and others engaged in this industry do not generally maintain significant inventories of building materials or component parts of structures, such as zero clearance fireplace units, the Company's sales are affected by this seasonality. In addition, the Company operates in the durable goods sector of the building products industry, which is cyclical in nature and can be adversely affected by decreases in available consumer credit, increases in interest rates, declines in consumer confidence or other adverse developments in general economic conditions.

Backlog

The table set forth below gives certain information with respect to the approximate backlog of the Company.

                                                August 31,
                                        -------------------------
                                          1999           2000
                                        ----------     ----------
          Backlog orders                $1,357,000      $440,000


As of August 31, 2000, the amount of backlog of orders shown above is believed to be firm and the orders are expected to be filled during fiscal year 2001. The Company does not consider backlog amounts to be significant due to the nature of the customer's order patterns.

Government Regulations

The Company does not anticipate that compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have any material effect upon capital expenditures or earnings and will not materially affect the competitive position of the Company and its subsidiary.

Many state and local building, fire and safety codes limit or prohibit the installation of heating sources that burn natural gas or liquefied petroleum products, unless such sources are accompanied by a vent, flue or chimney. Unlike other combustion based heat sources, the Company's ventfree gas logs do not emit carbon monoxide. Therefore, ventilation away from the heat source is not necessary to assure the safety of occupants of the dwelling in which ventfree gas logs are installed. The Company has been relatively successful to date in obtaining a waiver of the application of, or amendment to, the building, fire and safety codes in a variety of jurisdictions to permit the installation of its ventfree gas logs. To the extent that the Company is unsuccessful in obtaining such waivers of, or amendments to, the relevant statutes or regulations in any of the major housing markets in the United States, sales of ventfree gas products may be adversely affected.

Employees

As of August 31, 2000, the Company employed 310 persons (including employees of its wholly-owned subsidiary) of whom 73 were salaried and 237 were hourly employees.

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

The Company's Manchester, Tennessee facility contains approximately 127,000 square feet and includes a main building of metal construction and three adjacent smaller buildings, generally of metal construction. The Manchester, Tennessee facility is leased by the Company from HUTCO, a California partnership of which Mr. James E. Upfield (Chairman of the Board of the Company) is a general partner. The original lease provided for a twenty-five year term, expiring in 2014 with a monthly rental of $13,020, subject to certain scheduled rental escalations based upon increases in the consumer price index. During fiscal 1994, the Company entered into a new lease agreement with HUTCO whereby HUTCO expanded the Manchester, Tennessee facility by 30,000 square feet to a total of approximately 157,000 square feet. The monthly rental beginning January, 1995 increased to $21,500 and is subject to certain scheduled rent escalations based upon increases in the consumer price index. The new lease provides for a twenty-five year term, expiring in 2020. In the opinion of the management of the Company, the leases from HUTCO were consummated on terms and conditions as favorable to the Company as terms and conditions obtainable from non-affiliated parties.

The Company's manufacturing facility in Perris, California is located on ten acres of land and contains approximately 78,000 square feet. The facility is leased by the Company under a long-term lease expiring September 30, 2008. The monthly rental rate for this facility is $6,368.

During 2000, the Company completed the expansion of the facility in Mexicali, Mexico from 35,000 square feet to 49,000 square feet to accommodate expanding operations in the Mexico plant. The lease for the facility provides for basic monthly rental of $17,475 (U.S.) and expires in April 2005. This facility manufactures fireplaces and component parts for use by the Company's Manchester, Tennessee and Perris, California plants.

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

                                                  Price (1)
                                           ------------------
                                            High         Low
                                            ----       ------
                  FISCAL 1999
                  -----------
                  September-November       $3.81       $2.75
                  December-February         3.50        2.56
                  March-May                 3.19        2.38
                  June-August               2.63        2.25

                  FISCAL 2000
                  -----------
                  September-November       $2.34       $1.38
                  December-February         1.75        1.38
                  March-May                 1.56        1.06
                  June-August               1.19        0.59

(1) The prices shown represent quotations between dealers and do not include mark-ups, mark-downs or commissions, and may not represent actual transactions.

The number of shareholders of record of the Company as of November 14, 2000 was approximately 640. The only stock of the Company outstanding is common stock par value $0.20 per share.

No cash dividends were declared or paid during fiscal 1999 or 2000. The Company currently intends to reinvest its earnings for use in its business and to finance future growth. Accordingly, the Company does not anticipate paying dividends in the foreseeable future.

Effective February 1, 2000, the Company moved the listing of its common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. The Company maintained its ticker symbol TMTX.

There can be no assurance that the Company will be able to continue to maintain its listing on the Nasdaq SmallCap market. The inability to list the Company's common stock on the Nasdaq SmallCap Market could adversely affect the ability or willingness of investors to purchase the Company's common stock which, in turn, would likely severely affect the market liquidity of the Company's securities.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected consolidated financial data for the five fiscal years ended August 31, 2000 is derived from the audited consolidated financial statements of the Company. The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of the Company, together with the Notes to consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in the Company's Form 10-K for the year ended August 31, 2000.


                                                          Year Ended August 31,
                                        ---------------------------------------------------------
                                           2000       1999         1998        1997        1996
                                        --------   ---------   ----------  ----------  ----------
                                                       (in thousands, except share amounts)
Selected Statement of Operations
  Data:
Net sales                               $ 20,685   $ 24,829      $26,162     $30,198     $ 33,110

Net loss from continuing operations       (6,064)    (4,137)      (1,635)     (1,245)        (367)

Net (loss) income                         (6,064)     1,269          507        (201)         542

Basic loss per common share from
  continuing operations (1)                (1.76)     (1.19)       (0.47)      (0.36)       (0.11)

Basic net income (loss) per common
 share (1)                                 (1.76)      0.37         0.15       (0.06)        0.16

Diluted net  income (loss) per common
  and common equivalent share (1)          (1.76)      0.36         0.14       (0.06)        0.15

Basic  weighted average common  shares
  outstanding (1)                      3,444,641  3,466,975    3,477,141   3,474,155    3,465,739

Diluted weighted average common and
  common equivalent shares
  outstanding (1)                      3,444,641  3,511,135    3,531,414   3,474,155    3,531,631



                                                                 August 31,
                                          ---------------------------------------------------------
                                            2000        1999        1998        1997        1996
                                          ---------  ---------   ----------   ---------  ----------

Selected Balance Sheet Data:
Total assets                              $16,541     $23,700(2)   $22,547(2)  $23,233(2)  $28,010(2)
Long-term debt, excluding current           1,937       1,984        2,246       2,244       2,218
  maturities (3)
Stockholders' equity (4)                   11,390      17,454       16,288      15,781      15,970



___________________________
(1) All per share and weighted common and common equivalent shares outstanding have been restated to reflect the adoption of SFAS No. 128.
(2) Includes assets related to discontinued operations.
(3) Includes capitalized lease obligations to related parties and obligations of discontinued operations.
(4) The Company has not declared or paid cash dividends during the relevant periods.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the audited consolidated financial statements and related notes of the Company included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Among the risks and uncertainties to which the Company is subject are the risks inherent in the cyclical and unpredictable nature of the housing and home products business generally, fluctuations in interest rates, geographic concentration of the Company's primary market, the fact that the Company has experienced fluctuations in revenues and operating results, and the highly competitive nature of the industry in which the Company competes, together with each of those other factors set forth in the Company's filings made with the Securities and Exchange Commission. As a result, the actual results realized by the Company could differ materially from the results discussed in the forward-looking statements made herein. Words or phrases such as "will," "anticipate," "expect," "believe," "intend," "estimate," "project," "plan" or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements made in this Annual Report on Form 10-K.

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

In January 1999 the Company completed the sale of Texas Clay Industries, an operating division of the Company that produced face brick products. The results of operations and gain on the sale have been classified as discontinued operations.


Fiscal Year 2000 Compared to Fiscal Year 1999

Net Sales

Net sales decreased approximately $4.1 million or 17% in fiscal 2000 compared to fiscal 1999. The reduction in sales was mainly due to an overall reduction in the number of woodburning and vent-free fireplace units delivered which was partially offset by an increase in the number of direct-vent gas fireplaces delivered of approximately 13% over fiscal 1999. Small decreases in the average unit selling prices across all lines of fireplaces added to the reduction in net sales.

Gross Profit
Gross profit decreased approximately $1.2 million or 42% in fiscal 2000 compared to fiscal 1999. The decrease in gross profit was caused in part, by the decrease in sales volume. In an effort to reduce manufacturing costs, the Company relocated the production line for its 36 inch woodburning fireplaces from its California facility to its plant in Mexico in September 1999. Later in fiscal 2000, all fireplace manufacturing was relocated to either the Mexico facility or the facility in Tennessee. The only production lines remaining in operation in California are those relating to the fabrication of the chimney pipe, pipe returns and concrete logs. The Company anticipates significant manufacturing cost savings should be realized as a result of the relocation of all fireplace manufacturing from the California facility. The reduction in labor cost at the Perris, California facility is expected to exceed the additional labor costs incurred at the Tennessee and Mexico facilities. Additionally, the Company expects that increased production at the Tennessee facility will absorb fixed overhead and result in more efficient utilization of that facility, contributing to an increase in gross profits for fiscal 2001.

Selling, General and Administrative Expenses

Selling expenses decreased approximately 14% or approximately $546,000 in fiscal 2000 compared to fiscal 1999. The decrease was mainly due to decreases in printing and video expenses, advertising, sales volume rebates and expenses related to customer satisfaction.

General and administrative expenses decreased approximately 12% or approximately $595,000 in fiscal 2000 compared to fiscal 1999. A reduction in personnel at the California facility and the Company's corporate office decreased salaries and related benefits expenses during the current year. Other significant decreases were recorded in legal and professional expenses as well as group health insurance costs. During the current year, the Company reduced the amount of its contribution to the employee 401(k) Savings Plan in an effort to reduce expenses. In addition, the Company terminated its Select Management Employee Security Plan. Upon termination of the plan, each participant, excluding the Chairman of the Board of Directors, received a one-time payment of approximately 120% of their annual salary which was partially funded with the cash surrender values of policies covering the participants. The Company recorded a net expense of approximately $260,000 in fiscal 2000 in connection with the termination of the Select Management Employee Security Plan.

Interest Expense

Net interest expense increased approximately $30,000 or 12% in fiscal 2000 compared to fiscal 1999. The net increase was caused by a reduction in the amount of interest income earned through the company's investment in cash funds as a result of utilizing invested cash funds in operations. Income is netted with expense because the income amount is not significant.

Other Income

Other income for both fiscal 2000 and 1999 includes immaterial amounts of miscellaneous income and expenses from various sources.

Income Taxes

During fiscal 2000, the Company did not recognize a credit for income taxes. The Company, before considering the valuation allowance, has net deferred tax assets resulting primarily from net operating losses. Therefore, the Company has chosen to establish a valuation allowance to reserve the entire amount until such time that reassessment indicates that it is more likely than not that the benefits will be realized primarily through future taxable income.

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

Gross Profit

Gross profit decreased approximately $2.7 million or 49% in fiscal 1999 compared to fiscal 1998. The decrease in gross profit was caused, in part, by the decrease in sales volume. Another factor contributing to the decrease in gross profit was the lack of capacity utilization resulting in the under absorption of fixed manufacturing overhead expenses. In addition, manufacturing difficulties early in the fiscal year in the production of the direct-vent fireplaces which, although resolved during the year resulted a reduction of gross profit. Management of the Company projects that the improvements made will result in increased demand for the Company's affected direct-vent fireplace products and the Company anticipates that sales of the direct-vent fireplace products will dramatically increase during fiscal year 2000. The increase in sales volume of the direct-vent fireplace products should contribute to an increase in gross profit.

In September 1999, the Company relocated the production line for its 36 inch woodburning fireplaces from its California facility to the recently expanded Mexico plant. Management of the Company anticipates that this action will reduce labor and overhead expenses in future periods.

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

Liquidity and Capital Resources

Net cash used in operating activities was $2,259,000 and $6,781,000 in fiscal 2000 and 1999, respectively. Cash provided by operating activities was $1,207,000 in fiscal 1998. Working capital decreased $3,796,000 in fiscal 2000 due mainly to decreases in cash, accounts receivable and inventories resulting principally from the decrease in net sales. Working capital increased $1,592,000 in fiscal 1999 due to the cash received from the sale of Texas Clay Industries.

Capital expenditures for fireplace products totaled $758,000, $1,036,000 and $924,000 in fiscal 2000, 1999 and 1998, respectively. The majority of expenditures in each of the years was for tooling, replacement items and major repairs to manufacturing equipment. In fiscal years 2000 and 1999, capital expenditures were primarily made using cash proceeds from the sale of Texas Clay Industries.

In September 2000, the Company entered into a three-year credit agreement with Frost Capital Group whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility of which less than 25% has been utilized since inception. The amount available under the facility is subject to limitations based on specified percentages of the Company's eligible outstanding receivables and inventory. The outstanding principal bears interest at an annual rate of 1.25% above the specified bank's prime commercial interest rate. Interest is payable monthly and is added to the outstanding loan balance. The new revolving credit facility does not require the maintenance of any financial ratios. The new credit facility is secured by the assets of the Company and its subsidiary, Temco Fireplace Products, Inc.


The Company believes that cash flow from operations, together with funds available from the revolving credit facility should provide the Company with adequate funds to meet its working capital requirements as well as requirements for capital expenditures for at least the next twelve months. However, to the extent the Company experiences operating losses in future periods that cause the Company to require capital in excess of the borrowing capacity of its existing revolving credit facility, it may be required to seek additional borrowing capacity under its existing revolving credit facility or additional sources of capital. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements. No assurances can be made that the Company will be able to obtain sufficient capital in the future.

Earnings Per Share

The Company's Board of Director's approved the purchase of up to $1.0 million of the Company's common stock on the open market in fiscal 1999. The stock purchase program was initiated to indicate management's commitment to increasing shareholder value and their continued confidence in the strength of the Company. The Company was successful in purchasing 40,000 shares for $112,000 during the time allotted for the purchase. The reduction in the number of shares outstanding had no significant impact on the calculation of earnings per share in fiscal 2000 or fiscal 1999.

Discontinued Operations

In the second quarter of fiscal 1999, the Company sold Texas Clay Industries, a division that produced face brick products. Proceeds from the sale were approximately $12.5 million and the pre-tax gain recorded as a result of the sale was approximately $7.4 million. The proceeds were used to pay down indebtedness, purchase equipment and finance operations.

Effects of Inflation

The Company believes that the effects of inflation on its operations have not been material during the past three fiscal years. However, inflation could adversely affect the Company if inflation results in higher interest rates or a substantial weakening in economic conditions that could adversely affect the new housing market.

Year 2000 Issue

The Company is not aware of any difficulties encountered relating to the Year 2000 issue, either internal or external, that had any effect on the Company's operations during fiscal 2000.

Management is of the opinion that all significant Year 2000 issues were identified and resolved and does not anticipate any difficulties related to the Year 2000 issue to be encountered in the foreseeable future.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in market risk sensitive instruments and does not purchase hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has not purchased options or entered into swaps or forward or futures contracts. The Company's primary market risk exposure is that of interest rate risk on borrowings that the Company may have under some future credit facility.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this report

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING
AND FINANCIAL
      DISCLOSURES

Not applicable.

PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

 (a)  DIRECTORS OF THE COMPANY

The names of the directors and information about them, as furnished by the directors themselves, are set forth below:


                                        Positions and Officers with Company,
                       First Became a   Business Experience During Past
    Name         Age    Director in     Five Years and Other Directorships
---------------- ---- ---------------   ------------------------------------
James E. Upfield  80       1969         Chairman of the Board of the Company
                                        for more than the past five years;
                                        also Chairman of the Board of Temco
                                        Fireplace Products, Inc., a wholly-
                                        owned subsidiary of the Company,
                                        serves as a director of Magnum
                                        Hunter Resources which is engaged in
                                        the sale of oil, gas and oilfield
                                        services.

E. R. Buford      65       1973         President of the Company for more
                                        than five years and was elected
                                        Chief Executive Officer of the
                                        Company in February, 1986; President
                                        and a director of Temco Fireplace
                                        Products, Inc., a wholly-owned
                                        subsidiary of the Company, for more
                                        than the past five years.

Joseph V.         80       1979         Retired as Chairman and Chief
Mariner, Jr.                            Executive Officer of Hydro-Metals,
                                        Inc., when it was acquired by
                                        Wallace Murray Corporation, a
                                        manufacturer of plumbing ware and
                                        cutting tools; serves as a director
                                        for Peerless Mfg. Co., a
                                        manufacturer of separators and
                                        filters used for removing liquids
                                        and solids from gases and air; the
                                        Dyson-Kissner-Moran Corporation, a
                                        New York based privately owned
                                        investment company; and Renters
                                        Choice, Inc., the largest operator
                                        in the U.S. rent-to-own industry,
                                        currently operating over 2,000
                                        company owned stores.

Larry J. Parsons  71       1989         Retired in 1988 as partner of Ernst
                                        & Whinney (now known as Ernst &
                                        Young LLP), an international public
                                        accounting firm.  Mr. Parsons was a
                                        partner for more than five years
                                        before his retirement and holds no
                                        other directorships.

Scott K. Upfield  41       1992         President, Treasurer and a director
                                        of Insurance Technologies
                                        Corporation, a company principally
                                        engaged in developing and marketing
                                        software to the insurance industry
                                        for more than the past five years.

Richard W. Griner 62       1995         Director, President and Chief
                                        Operating Officer of The Hart Group,
                                        a privately owned company which
                                        supplies managerial services to
                                        privately owned Rmax, Inc., a
                                        manufacturer of rigid foam roofing
                                        and sheathing insulation for more
                                        than the past five years; director
                                        and President of HC Industries, Inc.
                                        and of HC Industries NV., Inc.,
                                        subsidiaries of Rmax; and a former
                                        director of Axon, Inc., a plumbing
                                        and heating service company.  Mr.
                                        Griner is also a director and
                                        President of Rmax.


Each of the above named nominees is a member of the present Board of Directors and was elected to such office at the Annual Meeting of Stockholders held March 9, 2000. There are no family relationships among any of the directors or among any of the directors and any officer of the Company except Messrs. James E. Upfield and Scott K. Upfield who are father and son.

  (b) EXECUTIVE OFFICERS OF THE COMPANY

Name                    Age     Offices with Company
----                    ---     -------------------------------------

James E. Upfield        80      Chairman of the Board and a director

E. R. Buford            65      President, Chief Executive Officer and
                                a director

R. L. DeLozier          60      Secretary and Treasurer

James E. Upfield and E. R. Buford have served in their respective capacity for more than the past five years. R. L. DeLozier was appointed on May 15, 2000 to serve the unexpired term of R. N. Stivers who retired on April 30, 2000. For more than the past five years, R. L. DeLozier was Manager of Corporate Accounting. There are no family relationships between any of the executive officers, nor any arrangement of understanding between any officer and any other person pursuant to which the officer was selected. Officers are appointed annually by the Board of Directors immediately following the annual meeting of shareholders.

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

                       SUMMARY COMPENSATION TABLE
                       --------------------------



                                           Other                 Securities              All
                                           Annual    Restricted  Underlying             Other
  Name and                                 Compen-     Stock      Options/    LTIP     Compen-
 Principal    Fiscal    Salary    Bonus    sation      Awards      SARs     Payouts     sation
  Position     Year       ($)      ($)       ($)        ($)         (#)       ($)        ($)
--------------------------------------------------------------------------------------------------
E. R. Buford   1998     225,000    -0-       N/A        -0-         -0-       -0-        N/A
Chief          1999     225,000    -0-       N/A        -0-         -0-       -0-        N/A
Executive      2000     201,500(1) -0-       N/A        -0-         -0-       -0-        220,000(3)
Officer and
President
(1)  Salary reduced by 25% on 4/1/00 in conjunction with Company's cost reduction effort.
--------------------------------------------------------------------------------------------------

J. E. Upfield  1998     150,000    -0-       N/A        -0-         -0-       -0-        N/A
Chairman of    1999     150,000    -0-       N/A        -0-         -0-       -0-        N/A
the Board      2000     112,500(2) -0-       N/A        -0-         -0-       -0-        N/A

(2)  Salary reduced by 33% on 4/1/00 and 100% on 6/30/00.
--------------------------------------------------------------------------------------------------

R.L. DeLozier  2000     107,500    -0-       N/A        -0-         -0-       -0-        129,000(3)
Secretary/
Treasurer
--------------------------------------------------------------------------------------------------


(3) Amount received upon termination of the Company's Select Management Employee Security Plan. See "Certain Relationships and Related Transactions."

Other annual compensation did not exceed the lesser of either $50,000 or 10% of total salary as disclosed in the summary compensation table.

Mr. R. N. Stivers, who previously served as our Chief Financial Officer and Vice President-Finance, retired on April 30, 2000. Mr. Stivers received total compensation in fiscal year 1999 of $118,100.

Employment Contract Agreements

At the March 3, 2000 meeting, the Board of Directors elected not to extend the employment contracts of Mr. E. R. Buford and Mr. R. N. Stivers. Mr. Stivers' contract would have terminated upon his retirement in April 2000 without any action from the Board. Under terms of the agreements Mr. E. R. Buford received an annual salary of at least $201,300, Mr. R. N. Stivers received a base salary of $105,000 and each was eligible to participate in the regular employee benefit programs established by the Company. The Board of Directors determined to reduce Mr. E. R. Buford's salary by 25% to $201,500 in conjunction with the Company's cost reduction efforts.

Select Management Employee Security Plan

At a special meeting held on February 1, 2000, the Company's Board of Directors voted to terminate the Temtex Select Management Employee's Security Plan (the "Plan"). At the date of termination of the plan there were eight employees participating under the Plan. Benefits under the plan included an annual payment of approximately 50% of the participant's annual salary at the time of retirement for a period of ten years. Benefit payments are provided by individual life insurance policies that are funded by the Company. With the exception of Mr. James E. Upfield, Chairman of the Board, all participants were offered the right to receive either (i) a cash payment equal to 120% of their annual salary, or
(ii) the underlying life insurance policy purchased by the Company under the Plan to fund the participant's benefit, together with cash, if any, equal to the difference between the cash value of such policy and 120% of their annual salary. The Company recorded a net expense of approximately $260,000 in connection with the termination. In addition, each participant was granted an option to purchase an aggregate of 10,000 shares of the Company's common stock at the fair market value of the common stock on the date of the grant.

1990 Stock Option Plan for Key Employees

The 1990 Stock Plan for Key Employees of Temtex Industries, Inc. (the "1990 Plan") expired, as provided in the 1990 Plan, on December 31, 1999. At August 31, 2000 there was options to acquire 125,000 shares of common stock that remain outstanding under the terms of the 1990 Plan.

1999 Omnibus Securities Plan

In October 1999 and March 2000, respectively, the Board of Directors and shareholders of the Company approved the adoption of the 1999 Omnibus Securities Plan (the "1999 Plan"). The 1999 Plan permits the discretionary granting of stock options, restricted and unrestricted stock grants, performance stock awards, dividend equivalent rights and stock appreciation rights to plan participants. The 1999 Plan permits the Company to grant awards exercisable for up to 175,000 shares of common stock to directors (including outside directors), officers, employees and certain consultants. Awards for 91,000 shares of stock have been granted under the 1999 Plan.

Option Grants During 2000 Fiscal Year
The following table specifies the grants of stock options made during the last completed fiscal year to each of the Company's executive officers named in the Summary Compensation Table:



                      Option/SAR Grants in Last Fiscal Year
                      -------------------------------------

                                Individual Grants
                   --------------------------------------------------
                                                                          Potential Realizable
                                % of Total                                  Value at Assumed
                    Number of    Options/                                Annual Rates of Stock
                    Securities     SARS                                    Price Appreciation
                    Underlying  Granted to  Exercise                       For Option Term (1)
                     Options/    Employees   or Base                     -----------------------
                       SARS      in Fiscal    Price       Expiration        5%            10%
       Name          Granted       Year      ($/Sh)          Date           ($)           ($)
------------------------------------------------------------------------------------------------

E. R. Buford         10,000       14        1.57           2/1/10        25,574        40,721
J. E. Upfield          -0-        -0-        -0-             -0-           -0-           -0-
R. L. DeLozier       10,000       14        1.57           2/1/10        25,574        40,721



(1) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares. The actual gains, if any, on the exercise of the stock options will depend on the future performance of the Company's common stock, and the date on which the options are exercised.

The following table includes the number of shares received upon exercise, or if no shares were received, the number of securities with respect to which the options were exercised, the aggregate dollar value realized upon exercise and the total value of unexercised options held at the end of the last completed fiscal year for each of the Company's executive officers named in the Summary Compensation Table:

        Aggregated Option/SAR Exercises in Last Fiscal Year
        ---------------------------------------------------
                   and FY-End Option/SAR Values
                   ----------------------------




                                                                     Value of
                                                Number of            Unexercised
                                            Securities Underlying    In-the-Money
                                            Unexercised Options/     Options/SARs
                                              SARs at FY-End (#)     at FY-End ($)
                      Shares
                    Acquired on   Value
        Name         Exercise    Realized       Exercisable/         Exercisable/
                        (#)        ($)          Unexercisable        Unexercisable
   ------------------------------------------------------------------------------
   E. R. Buford        -0-         -0-       Exercisable 50,000          -0-(1)
                                             Exercisable 20,000          -0-(1)
                                            Unexercisable 10,000         -0-(1)

   J. E. Upfield       -0-         -0-               -0-                 -0-

   R. L. DeLozier      -0-         -0-      Unexercisable 10,000         -0-(1)



(1) The Company's stock price at August 31, 2000 was below the option price.

 Stock Option Plan for Outside Directors

 In 1990, the Company adopted the Outside Director Stock Option Plan (the "Outsider Director Plan"). The Outside Director Plan expired on December 31, 1999 as provided by its terms. At the date of termination, December 31, 1999, there were outstanding options under The Outside Director Plan for the purchase of an aggregate of 21,000 shares of the Company's common stock that terminated. In fiscal year 2000, stock options were granted to outside directors under the 1999 plan, as permitted by the 1999 Plan.

 The following table shows stock options granted and presently exercisable to outside directors as of August 31, 2000:



                           Options
                         Granted and                 Value of Unexercised
                          Presently      Option      In-The-Money Options
    Name of Director     Exercisable     Price       At Fiscal Year End ($)
 ----------------------  -----------     -------     ------------------------
 Joseph V. Mariner, Jr.    6,500           $1.82              -0-(1)

 Larry J. Parsons          6,500           $1.82              -0-(1)

 Scott K. Upfield          4,000           $1.82              -0-(1)

 Richard W. Griner         4,000           $1.82              -0-(1)


  (1) The Company's stock price at August 31, 2000 was below the option price.

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

In determining executive compensation, the Compensation Committee reviews the performance of the specific executive, the operating performance of the Company, the compensation for executives of companies, which are comparable to the Company and the performance of the Company's Common Stock. Although the Compensation Committee does not utilize any formal mathematical formulae or objective thresholds, particular emphasis is given to the operating results of the Company. The Compensation Committee believes that specific formulae restrict flexibility and are too rigid at this stage of the Company's development.

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

In addition to the Compensation Committee's subjective determination of the factors noted above, the committee has access to, and from time to time has reviewed reports of, independent financial consultants who assimilate and evaluate the compensation of executive officers employed by companies which are generally comparable to the Company. During this year's review, the Compensation Committee elected not to consider such a report. The Compensation Committee seeks to establish base salaries that generally approximate the median range for comparable companies.

After a review of the factors discussed above, the Compensation Committee determines whether a particular executive should receive an increase in compensation, an incentive bonus under the Company's Executive Bonus Plan, a stock option or stock grant under the Company's 1999 Omnibus Securities Plan, or any other compensation benefits. At their March 9, 2000 meeting, the Compensation Committee recommended salary reductions in view of the Company's financial condition. Mr. Upfield offered to take no salary after June 30, 2000. Mr. Buford agreed to a salary reduction of approximately 25% as of May 1, 2000.

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


                            Mr. Richard W. Griner
                            Mr. James E. Upfield
                            Mr. Scott K. Upfield
                            Mr. Larry J. Parsons
                            Mr. Joseph V. Mariner, Jr.

 Performance Graph
 The following table compares the performance of the Company's
 Common Stock with certain comparable indices:
























                            1995        1996        1997        1998       1999       2000
                          -------    ----------   --------    --------   ---------  ---------
TEMTEX INDUSTRIES, INC.   $100.00      $ 77.40     $ 72.28     $ 66.74     $ 47.97   $ 21.32

Dow Jones Total  Market   $100.00      $117.81     $162.81     $169.16     $235.45   $283.17

Dow Jones Furnishings &
  Appliances              $100.00      $115.36     $153.32     $145.55     $156.00   $137.23


 ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
 MANAGEMENT

  (a) The Company knows of no person owning beneficially more than 5% of the Company's Common Stock, except for the following persons who owned, as of November 14, 2000, the number of shares of Common Stock of the Company set forth opposite his name in the table below:



                                                 Amount and
                                                  Nature of
                      Name and Address of        Beneficial        Percent
   Title of Class      Beneficial Owner         Ownership (1)     of Class
   --------------   ----------------------      -------------     ---------
  Common Stock       James E. Upfield
                     5400 LBJ Freeway              1,341,940(2)     39.0%
                     Suite 1375
                     Dallas, TX 75240

  Common Stock       Dennis Chase                    334,850         9.7%
                     Box 248
                     North Lake, WI 53064

  Common Stock       Dimensional Fund                192,200         5.6%
                     Advisors, Inc.
                     1299 Ocean Avenue
                     11th Floor
                     Santa Monica, CA 90401


 ___________________

(1) The nature of the beneficial ownership of the shares is sole voting and investment power unless indicated otherwise.

(2) Includes 24,750 shares of Common Stock held of record by HUTCO, a partnership of which Mr. Upfield is general partner. Mr. James E. Upfield has shared voting and investment power with respect to such shares of Common Stock.

   (b) The following table sets forth the beneficial ownership (as defined by the rules of the Securities and Exchange Commission) of Common Stock of the Company by the incumbent directors, nominees for director and all directors and officers as a group, together with the percentage of the outstanding shares which such ownership represents. Information is stated as of November 14, 2000.



                                                    Amount and        Percent
   Title of          Name or Indentity            Nature of Bene-        of
    Class                of Group               ficial Ownership (1)    Class
 ----------        ----------------------       --------------------   -------
 Common Stock      James E. Upfield               1,341,940   (2)        39.0%

 Common Stock      E. R. Buford                     119,062   (3)         3.5%

 Common Stock      Joseph V. Mariner, Jr.             6,725   (4)          *

 Common Stock      Larry J. Parsons                   7,000   (4)          *

 Common Stock      Scott K. Upfield                  31,500   (5)         1.0%

 Common Stock      Richard W. Griner                  4,500   (5)          *
                                                  ---------              -----
                                                  1,510,727   (6)        43.9%



 _____________
 * Denotes less than 1%.

    (1) The nature of the beneficial ownership of the shares by the respective persons or group is sole voting and investment power unless otherwise indicated.
    (2) Includes 24,750 shares of common stock over which Mr. James E. Upfield has shared voting and investment power owned by HUTCO, a partnership of which Mr. James E. Upfield is a general partner.
    (3) Includes 70,000 share of common stock exercisable under the 1990 Plan.
    (4) Includes 6,500 shares of common stock exerciseable under the 1999 Omnibus Plan.
    (5) Includes 4,000 shares of common stock exercisable under the 1999 Omnibus Plan.
    (6) Includes 70,000 shares and 21,000 shares of common stock issuable upon exercise of options granted under the 1990 Plan and the 1999 Omnibus Plan, respectively.

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
              TRANSACTIONS


    On December 21, 1976, the stockholders of the Company approved a Share Repurchase Agreement (the "Agreement") among the Company, Mr. James E. Upfield, the Chairman of the Board of Directors (the "Chairman") and a trustee under which the Company could be required to purchase a specified number of shares of the Company's common stock from the Chairman's estate (the "Estate") upon his death. The purpose of the agreement was to provide an orderly means for the Estate to raise funds to pay all estate taxes, inheritance taxes, funeral expenses and administrative expenses without necessitating the sale of a large number of shares of the Company's common stock in the over-the counter market, an event which, in the opinion of the company, would have, primarily because of the limited volume of trading in such shares, a potentially serious adverse effect on the price of the Company's common stock. The Company purchased a life insurance policy on the life of the Chairman in the amount of $500,000 to fund the Company's obligations under the Agreement. Pursuant to the Agreement, upon termination of the Agreement during the Chairman's lifetime, the Chairman had the right to purchase any part or all of the life insurance policy on his life at a purchase price equal to cash surrender value, net of policy indebtedness, plus any unearned premium thereon at the date of purchase.

    On December 14, 1999, the Company and the Chairman mutually agreed to terminate the agreement and the Chairman declined to purchase the life insurance policy on his life.

    At a special meeting held on February 1, 2000, the Company's Board of Directors voted to terminate the Company's Select Management Employee Security Plan. The termination of the Select Management Employee Security Plan is described under the caption "Executive Compensation - Select Management Employee Security Plan." Messrs. Buford and DeLozier received payments of $220,000 and $129,000, respectively, in conjunction with the termination of the Select Management Employee Security Plan.

    The manufacturing plant and related real property in Manchester, Tennessee is leased by TFPI from HUTCO, a California partnership of which Mr. James E. Upfield is a general partner. The Manchester facility, which was originally subject to a five-year lease with an option to purchase between TFPI and the former owner, was acquired by HUTCO upon the assignment to it of TFPI's option to purchase following TFPI's inability to secure financing upon acceptable terms. The lease between TFPI and HUTCO was for a twenty-five year term commencing November 15, 1989 and provided for monthly rental payments of $13,020 (subject to certain scheduled rent escalations based upon increases in the consumer price index). During the 1994 fiscal year, the Company entered into a new twenty-five year lease agreement with HUTCO. The new lease agreement provides for a 30,000 square foot expansion to the facility with monthly rental payments of $21,500 commencing January 1, 1995. The new lease is subject to certain scheduled rent escalations based upon increases in the consumer price index.

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

           (c)  Exhibits:

                        (3)  Articles of Incorporation and
                             Bylaws.

                             3.1  Amended and Restated Certificate of
                                  Incorporation.  (3.1)*

                             3.2  Amended and Restated Bylaws. (3.2)*

                       (10)  Material Contracts

                            10.10  1990 Stock Option Plan for Key
                                   Employees of Temtex Industries,Inc.
                                   and its susidiaries. (10.10)*

                            10.13  Lease Agreement between the
                                   Registrant and Mr. John D.
                                   Howard, a former Director of the
                                   Registrant, dated October 1,
                                   1973 (the "Howard Lease
                                   Agreement").  (10.13)  *

                            10.14  Second Amendment to the Howard
                                   Lease Agreement dated August
                                   22, 1983.  (10.14)  *

                            10.15  Lease Agreement between HUTCO
                                   and the Registrant dated
                                   September 7, 1989.  (10.15)  *

                            10.16  Lease Agreement between HUTCO
                                   and the Registrant dated April
                                   25, 1994.  (10.16)  *

                            10.26  Temtex Industries, Inc. 1999 Omnibus
                                   Securities Plan.  (10.26)*

                            10.27  Loan Agreement between the
                                   Registrant, Temco Fireplace
                                   Products, Inc. and The Frost National
                                   Bank dated September 6,
                                   2000 and related Revolving Credit
                                   Note, Security Agreement of Registrant,
                                   Security Agreement of Temco Fireplace
                                   Products, Inc., subsidiary of Registrant,
                                   Patent Collateral Security Agreement of
                                   Temco Fireplace Products, Inc., subsidiary of Registrant, Pledge and Security Agreement of Temco Fireplace Products, Inc., subsidiary of the Registrant, Pledge and Security Agreement of Registrant and Trademark Collateral Assignment and Security Agreement of Temco Fireplace Products, Inc., susidiary of Registrant. **


                       (21)  Subsidiaries of the Registrant.

                             21.1  Subsidiaries of the Registrant.*

                       (23)  Consents of Experts and Counsel

                             23.1   Consent of Independent Auditors.**

                       (27)  Financial Data Schedule

                            27.1   Financial data schedule**

             (d) Financial Statement Schedules-The response to this portion of Item 14 is submitted as a separate section of this report.


 * Filed as the exhibit shown in parentheses to the Registrant's Annual Report on Form 10-K for the fiscal year ended August
      31, 1999 and incorporated by reference herein.

 **   Filed herewith.

                            SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TEMTEX INDUSTRIES, INC.



Date:    11/27/00                    /s/ James E. Upfield
    -----------------------          --------------------------
                                     James E. Upfield
                                     Chairman of the Board of
Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Signatures                    Titles                  Date
     ----------                    ------                  ----




/s/James E. Upfield   Director, Chairman of the Board    11/27/00
--------------------                                     --------
James E. Upfield




/s/E. R. Buford       Director, President and Chief      11/27/00
------------------    Executive Officer                  --------
E. R. Buford




/s/R. L. DeLozier     Secretary and Treasurer            11/27/00
--------------------                                     --------
R. L. DeLozier




/s/Scott K. Upfield   Director                           11/27/00
--------------------                                     --------
Scott K. Upfield

FORM 10-K-ITEM 8 AND ITEM 14(a) (1) and (2)

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


     Report of Ernst & Young Independent Auditors

     Consolidated balance sheets-August 31, 2000 and 1999

     Consolidated statements of operations-Years ended August 31, 2000, 1999 and 1998

     Consolidated statements of stockholders' equity-Years ended
     August 31, 2000, 1999 and 1998

     Consolidated statements of cash flows-Years ended August 2000, 1999 and 1998

     Notes to consolidated financial statements-August 31, 2000

     Financial statement schedules:

       II-Valuation and qualifying accounts

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

                 Report of Independent Auditors


Board of Directors
Temtex Industries, Inc.

We have audited the accompanying consolidated balance sheets of Temtex Industries, Inc. and subsidiaries as of August 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Temtex Industries, Inc. and subsidiaries as of August 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of three years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set therein.

                                   /s/ Ernst & Young LLP


October 20, 2000

CONSOLIDATED BALANCE SHEETS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


                                               August 31,
                                       --------------------------
                                          2000            1999
                                       ----------      ----------
                                       (in thousands except share
                                          and per share data)

ASSETS

CURRENT ASSETS
 Cash and cash equivalents              $   1,021      $  4,077
 Accounts receivable, less
  allowance for doubtful accounts:
        2000--$319 and 1999--$267           2,847         3,648
Inventories                                 7,452         8,680
Prepaid expenses and other assets             180           254
Income taxes recoverable                      484            --
Deferred taxes                                 --           169
                                        ---------      --------
     TOTAL CURRENT ASSETS                  11,984        16,828

DEFERRED TAXES                                 --           144

OTHER ASSETS                                  162         1,793

PROPERTY, PLANT AND EQUIPMENT
 Buildings and improvements                 2,615         2,615
 Machinery, equipment, furniture
    and fixtures                           18,432        17,859
 Leasehold improvements                     1,302         1,213
                                           22,349        21,687
                                         --------      --------
  Less allowances for depreciation
   and amortization                        17,954        16,752
                                        ---------      --------
                                            4,395         4,935

                                        ---------      --------
                                        $  16,541      $ 23,700
                                        =========      ========

                                                  August 31,
                                            -------------------
                                                2000      1999
                                            ---------  --------
                                         (in thousands, except share
                                             and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                            $ 1,565   $ 1,725
  Accrued expenses                              1,396     1,749
  Income taxes payable                            206       746
  Current maturities of indebtedness
    to related parties                             15        13
  Current maturities of long-term
   obligations                                     32        29
                                            ---------   -------
       TOTAL CURRENT LIABILITIES                3,214     4,262

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities                       1,565     1,580

LONG-TERM OBLIGATIONS,
  less current maturities                         372       404

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock--$1 par value; 1,000,000
    shares authorized, none issued                 --        --
  Common stock--$.20 par value; 10,000,000
   shares authorized, 5,286,125 shares issued     720       720
  Additional capital                            9,253     9,253
  Retained earnings                             1,856     7,920
                                             --------   -------
                                               11,829    17,893
  Less:
    Treasury stock:
      At cost-153,696 shares                      439       439
      At no cost-1,687,788 shares                  --        --
                                             --------   -------
                                               11,390    17,454

                                             --------   -------

                                             $ 16,541   $23,700
                                             ========   =======



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


                                                   Year Ended August 31,
                                           --------------------------------
                                                2000       1999     1998
                                           ------------  -------- ---------
                                             (in thousands, except share
                                                 and per share data)
Net sales                                       $20,685   $24,829   $26,162
Cost of goods sold                               19,057    22,004    20,652
                                             ----------   ------- ---------
                                                  1,628     2,825     5,510
Costs and expenses:
  Selling, general and administrative             7,401     8,542     7,610
  Interest                                          283       253       422
  Other expense (income)                            (58)        7       (56)
                                             ----------  --------  --------
                                                  7,626     8,802     7,976

      LOSS FROM CONTINUING OPERATIONS        ----------  --------  --------
        BEFORE INCOME TAX (BENEFIT) AND
          DISCONTINUED OPERATIONS                (5,998)   (5,977)   (2,466)

State, federal and foreign income tax
  (benefit):                                         66    (1,840)     (831)
                                             ----------  --------  --------
        LOSS FROM CONTINUING OPERATIONS          (6,064)   (4,137)   (1,635)

        GAIN FROM DISPOSAL AND OPERATING
             INCOME FROM DISCONTINUED
               OPERATIONS, NET OF INCOME
                TAXES                                --     5,406     2,142
                                             ----------  --------  --------
          NET (LOSS) INCOME                  $   (6,064) $  1,269  $    507
                                             ==========  ========  ========
Basic and diluted (loss) income per common
  share:
     Continuing operations--Basic and
       diluted                               $    (1.76) $  (1.19) $  (0.47)
                                             ==========  ========  ========
     Net (loss) income
       Basic                                 $    (1.76) $   0.37  $   0.15
                                             ==========  ========  ========
       Diluted                               $    (1.76) $   0.36  $   0.14
                                             ==========  ========  ========
Basic weighted average common shares
  Outstanding                                 3,444,641 3,466,975 3,477,141

Diluted weighted average common and common
  equivalent shares outstanding               3,444,641 3,511,135 3,531,414



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES




                                      Common Stock
                                       Outstanding                                 Cost of
                                   -------------------  Additional   Retained     Treasury
                                     Shares    Amount    Capital     Earnings       Stock
                                   ---------   -------  ----------   ---------   ----------
                                                     (Dollars in thousands)

BALANCE AT AUGUST 31, 1997          3,477,141  $   718    $  9,246   $   6,144     $    327


Net income                                                                 507
                                    ---------  -------   ---------   ---------     --------
BALANCE AT AUGUST 31, 1998          3,477,141      718       9,246       6,651          327


Exercise of stock options               7,500        2           7
Purchase of stock                     (40,000)                                          112
Net income                                                               1,269
                                    ---------  -------  ----------   ---------     --------
BALANCE AT AUGUST 31, 1999          3,444,641      720       9,253       7,920          439

Net loss                                                                (6,064)
                                    ---------  -------  ----------   ---------     --------
BALANCE AT AUGUST 31, 2000          3,444,641  $   720  $    9,253   $   1,856     $    439
                                    =========  =======  ==========   =========     ========




See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES



                                                                Year Ended August 31,
                                                         -------------------------------------
                                                            2000        1999          1998
                                                         ---------    ----------    ----------
                                                                    (in thousands)
OPERATING ACTIVITIES
  Net (loss) income                                       $ (6,064)    $  1,269       $    507
  Adjustments to reconcile net (loss) income to
  net cash (used in) provided by operating activities
  Depreciation, depletion and amortization                   1,272        1,394          1,755
  Discontinued operations:
   Gain on sale, net of tax                                     --       (4,670)            --
   Income from operations, net of tax                           --         (736)        (2,142)
  Deferred taxes                                               313          (63)           353
  Loss (gain) on disposition of property, plant and
   equipment                                                    23           --            (11)
  Provision for doubtful accounts                              225          249            107
  Changes in operating assets and liabilities:
   Accounts receivable                                         576           62            310
   Inventories                                               1,228         (931)          (936)
   Prepaid expenses and other assets                         1,705       (1,473)          (169)
   Accounts payable and accrued expenses                      (513)         283            233
   Income taxes payable/recoverable                         (1,024)         781            618
   Net change of operating assets and liabilities
    of discontinued operation                                   --       (2,946)           582
                                                          --------     --------      ---------
      NET CASH (USED IN) PROVIDED BY
       OPERATING ACTIVITIES                                 (2,259)      (6,781)         1,207
INVESTING ACTIVITIES
  Purchases of property, plant and equipment                  (758)      (1,036)          (924)
  Purchases of property, plant and equipment,
   discontinued operations                                      --          (24)          (313)
  Proceeds from sale of discontinued operations                 --       12,484             --
  Proceeds from disposition of property, plant and
   equipment                                                     3           --              1
  Proceeds from disposition of property, plant and
   equipment, discontinued operations                           --           --             15
                                                          --------     --------      ---------

       NET CASH (USED IN) PROVIDED BY INVESTING
        ACTIVITIES                                            (755)      11,424         (1,221)
FINANCING ACTIVITIES
  Proceeds from revolving line of credit and long-
   term obligations                                             --           --            141
  Principal payments on revolving line of credit,
   long-term obligations and
   indebtedness to related parties                             (42)        (759)          (192)
  Principal payments on long-term obligations,
   discontinued operations                                      --          (31)          (110)
  Proceeds from issuance of common stock                        --            9             --
                                                                                            --
  Purchase of treasury stock                                    --         (112)            --
                                                         ---------     --------      ---------
  NET CASH USED IN FINANCING ACTIVITIES                        (42)        (893)          (161)
                                                         ---------     --------      ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (3,056)       3,750           (175)
Cash and cash equivalents at beginning of year               4,077          327            502
                                                         ---------     --------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                 $   1,021     $  4,077      $     327
                                                         =========     ========      =========


See notes to consolidated financial statements.

August 31, 2000


NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Organization: Temtex Industries, Inc. (the Company) is a major producer of metal fireplace products. The Company manufactures its fireplace products in facilities located in Manchester, Tennessee; Perris, California; and Mexicali, Mexico. In January 1999, the Company sold its face brick products manufacturing facility located in Malakoff, Texas.

All products are sold through the Company's own sales force and third party sales representatives to contractors, distributors and retailers engaged in providing building products used in both new residential and commercial construction as well as remodeling projects.

At August 31, 2000, net assets of approximately $1,238,000 were located at the Company's manufacturing facility in Mexico.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Actual results could differ from those estimates.

Inventories: Raw materials and supplies are stated at the lower of cost, determined on the first-in, first-out method, or market. Work in process and finished goods are stated at the lower of cost, determined on the first-in, first-out method or market.

Property, Plant and Equipment: Property, plant and equipment are carried at cost. Capitalized leases are carried at the present value of the net fixed minimum lease commitments, as explained in Note F. Depreciation on buildings and equipment is provided using principally accelerated methods. Amortization of leasehold improvements and assets under capitalized leases are computed using the straight-line method. The estimated useful lives used in computing depreciation and amortization are:

                                                 Years
                                             --------------
     Buildings and improvements                   5-30
     Machinery, equipment, furniture
       and fixtures                               3-15
     Leasehold improvements                  Life of lease

Expenditures for maintenance and repairs are charged to operations; betterments are capitalized.

Income Taxes: Income taxes have been provided using the liability method.

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

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk: The Company manufactures and sells fireplace products to companies in the construction industry. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables generally are due within 30 days. Credit losses consistently have been within management's expectations.

Advertising Costs: The Company expenses advertising costs as they are incurred. Advertising costs in 2000, 1999, and 1998 were $242,000, $220,000, and $208,000, respectively.

Revenue Recognition: Revenue is recognized upon the shipment of the Company's products to its customers.


NOTE  B--INVENTORIES

Inventories are summarized below:

                                              August 31
                                   -----------------------------
                                          2000            1999
                                        ---------      ---------
                 (in thousands)
       Finished goods                   $  2,992       $  3,121
       Work in process                       619            856
       Raw materials and supplies          3,841          4,703
                                        --------       --------
                                        $  7,452       $  8,680
                                        ========       ========

NOTE C--NOTES PAYABLE AND LONG--TERM OBLIGATIONS

In September 2000, the Company entered into a three-year credit agreement with Frost Capital Group whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. The amount available under the facility is subject to limitations based on specified percentages of the Company's eligible outstanding receivables and inventory. The outstanding principal bears interest at an annual rate of 1.25% above the specified bank's prime commercial interest rate. Interest is payable monthly and is added to the outstanding loan balance. The new revolving credit facility does not require the maintenance of any financial ratios.



Long-term obligations are summarized as follows:

                                               August 31,
                                        -----------------------
                                          2000           1999
                                        ---------      --------
                                             (in thousands)
Long-term obligations:

       Capitalized lease obligations,
        with interest at 9.0% to
        15.5%--Note F                   $1,984         $2,026

       Less current maturities              47             42
                                        ------         ------
                                        $1,937         $1,984
                                        ======         ======


Annual maturities of long-term obligations for each of the five succeeding fiscal years and thereafter are $47,000, $54,000, $61,000, $69,000, $78,000, and $1,675,000.

The Company made interest payments in 2000, 1999 and 1998 of $383,000, $534,000 and $433,000, respectively.

NOTE D--ACCRUED EXPENSES

Accrued expenses include the following:
                                               August 31,
                                        ------------------------
                                          2000           1999
                                        -------        ---------
                                           (in thousands)

     Employee compensation              $   333        $   473
     Taxes, other than taxes on income      139            114
     Interest                                 7             --
     Group health insurance                 163            218
     Legal and professional fees            266            332
     Other                                  488            612
                                        -------        -------
                                        $ 1,396        $ 1,749
                                        =======        =======

NOTE E--STOCK OPTIONS

In October 1999 and March 2000, respectively, the Board of Directors and shareholders of the Company adopted the 1999 Omnibus Securities Plan (the "1999 Omnibus Plan") to replace the 1990 Stock Plan for Key Employees and the 1990 Stock Plan for outside directors of the
Company.    The 1990 Plans expired on December 31, 1999.  At August
31, 2000, options exercisable for 125,000 shares of common stock remain outstanding under the 1990 Stock Plan for Key Employees. All unexercised options outstanding under the 1990 Stock Plan for outside directors expired on December 31, 1999.

The 1999 Omnibus Plan permits the discretionary granting of stock options restricted and unrestricted stock grants; performance stock awards, dividend equivalent rights and stock appreciation rights to plan participants. The 1999 Plan permits the Company to grant awards exercisable for up to 175,000 shares of common stock to directors, officers, employees and certain consultants. At the time options are granted, vesting dates are determined by the stock option committee and specified on each individual award.

As of August 31, 2000, awards for 91,000 shares of stock have been granted under the 1999 Omnibus plan.

The Company has elected to continue to follow the expense recognition criteria in Accounting Principles Board Opinion No. 25 (APB25) "Accounting for Stock Issued to Employees" however, pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes method with the following weighted average assumptions: risk-free interest rate of 6.36%, expected volatility of 37%, dividend yield of 0%, and a weighted average expected life of the options of five years. The weighted average fair value at the grant date was $0.65 per option.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the options vesting period. Proforma net loss and basic and diluted loss per share for the year ended August 31, 2000, would be $6,101,000 and $1.77, respectively, if the Company had accounted for its stock options under the fair value method set forth in SFAS No. 123. No pro forma disclosures have been provided for fiscal 1999 and 1998 as the Company did not grant any stock options during either of those periods.

The following table indicates the activity for each option plan:


                               Key Employee Plan   Outside Director Plan    1999 Omnibus Plan
                              -------------------  ---------------------   -------------------
                                         Weighted               Weighted              Weighted
                                         Average                Average                Average
                              Number of  Exercise  Number of    Exercise   Number of  Exercise
                               Options    Price     Options      Price      Options     Price
                              ---------  --------  ----------  ----------  ---------  --------
Options outstanding at
  August 31, 1997               142,500     $3.03     21,000       $2.51      N/A
Options exercisable at
  August 31, 1997               107,500     $2.41     21,000       $2.51
  Granted                            --                   --                    --
  Exercised                          --        --         --                    --
                              ---------  --------   --------              --------    --------
Options outstanding at
  August 31, 1998               142,500     $3.03     21,000       $2.51      N/A
Options exercisable at
  August 31, 1998               125,000     $2.77     21,000       $2.51
  Granted                            --                   --                    --
  Exercised                       7,500     $1.19         --                    --
                              ---------             --------              --------    --------
Options outstanding at
  August 31, 1999               135,000     $3.13     21,000       $2.51     N/A
Options exercisable at
  August 31, 1999               135,000     $3.13     21,000       $2.51
    Granted                          --                   --                91,000       $1.63
    Exercised                        --                   --                    --
    Expired                      10,000     $4.94     21,000       $2.51        --
                              ---------  --------   --------    --------  --------    --------
Options outstanding at
  August 31, 2000               125,000     $2.99         --                91,000        1.63
Options exercisable at
  August 31, 2000               125,000     $2.99        N/A                21,000        1.82



Option prices range from $1.19 to $4.94 per share and expire between 2001 and 2010.

The weighted average remaining life of the options at August 31, 2000 is six years.

NOTE F--LEASE COMMITMENTS

Two leased plant facilities are accounted for as capitalized leases. The leased properties were capitalized at the initial value of $635,000. In 1995, the Company exercised its option to renew the lease which increased the term of the lease by ten years and added to the value of the lease. The leased properties have a combined net book value of $261,000 and $294,000 at August 31, 2000 and 1999, respectively.

A third manufacturing facility, accounted for as a capitalized lease, is leased from a partnership which includes the Company's Chairman. This facility was capitalized at the initial value of $976,000. During 1995, the facility was expanded, at the expense of the partnership, and the original lease canceled. The new twenty-five year lease negotiated by the Company has basically the same provisions as the original, with an increase in the lease payments in consideration of the expense incurred in the expansion. The facility has a net book value of $1,097,000 and $1,163,000 at August 31, 2000 and 1999, respectively.
This lease obligation is classified as "Indebtedness to Related
Parties".

Other plant and office facilities are leased under operating lease agreements, which expire at various dates through fiscal 2005. The capitalized leases expire in fiscal 2009 and fiscal 2019.

Future minimum payments, by year and in the aggregate, under capital leases and noncancelable operating leases, consisted of the following at August 31, 2000:

                                        Capital   Operating
                                        Leases       Leases
                                        --------  ----------
                                          (in thousands)
     Fiscal Year:
       2001                             $    364   $   353
       2002                                  364       250
       2003                                  364       229
       2004                                  364       220
       2005                                  364       145
       Thereafter                          4,285        --
                                        --------   -------
     Total minimum lease payments          6,105   $ 1,197
                                                   =======
     Amount representing interest          4,121
                                        --------
     Present value of net minimum
       lease payments                   $  1,984
                                        ========

Rental expense for operating leases included in continuing operations was $391,000, $330,000 and $255,000 in 2000, 1999 and 1998,
respectively.

Interest expense paid to related parties was $270,000, $247,000 and $249,000 in 2000, 1999 and 1998, respectively.

NOTE G--INCOME TAXES

Significant components of the state, federal and foreign provision (benefit) for income taxes attributable to continuing operations are as follows:
                                      Year Ended August 31,
                         ----------------------------------------
                             2000           1999           1998
                         ---------      ----------     ----------
     Current:                            (in thousands)
       Federal           $ (315)        $  (1,850)     $   (912)
       State                  2                74            21
       Foreign               66                --            35
                         ------         ---------      --------
       Total current       (247)           (1,776)         (856)
     Deferred:
       Federal              576              (137)           80
       State               (263)               73           (55)
                         ------         ---------      --------
       Total deferred       313               (64)           25

                         ------         ---------      --------
     Total income tax
      expense/(benefit)  $   66         $  (1,840)     $   (831)
                         ======         =========      ========

The Company has state net operating loss carryforwards of approximately $11,500,000 expiring in the years 2002 through 2015. The Company also has a federal net operating loss carryforward of approximately
$3,100,000 which begins to expire in the year 2021.

A valuation allowance of approximately $2,500,000 has been recorded to offset the federal and state net operating loss carryforwards since the realization of these assets is uncertain.

The differences between the benefit for federal income taxes and the expected income taxes computed using statutory income tax rates are as follows:

                                           Year Ended August 31,
                              ---------------------------------------
                                  2000           1999         1998
                              ----------       ---------     --------
                                           (in thousands)
Federal income tax  benefit
  at statutory rate           $   (2,039)      $ (2,032)     $  (839)
State income taxes, net of
  federal tax benefit               (174)           (95)         (35)
Change in valuation allowance      2,139            291           62
Other                                140             (4)         (19)
                              ----------       --------      -------
Total income tax expense/
  (benefit)                   $       66       $ (1,840)     $  (831)
                              ==========       ========      =======

Deferred income taxes are recognized using the liability method and reflect the tax impact of temporary differences between the amount of assets and liabilities for financial purposes and such amounts as measured by tax laws and regulations. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                     August 31,
                                            -----------------------
                                              2000           1999
                                            ----------     --------
                                                  (in thousands)
     Deferred tax assets:
          Accounts receivable allowance      $   110      $     91
          Capital lease obligation               264           263
          Federl and state loss
            carryforwards                      1,582           353
          Other                                  728           164
                                             -------      --------
            Total deferred tax assets          2,684           871
     Valuation allowance                      (2,492)         (353)
                                             -------      --------
            Net deferred tax assets              192           518
     Deferred tax liabilities:
          Property, plant and equipment         (118)         (119)
          Other                                  (74)          (86)
                                             -------      --------
            Total deferred tax
              liabilities                       (192)         (205)
                                             -------      --------
                Net deferred tax assets      $    --      $    313
                                             =======      ========

The Company received federal or state income tax refunds in 2000 of $5,000 and made federal and state income tax payments in 2000, 1999 and 1998 of $761,000, $92,000 and $76,000 respectively.

NOTE H--EMPLOYEE BENEFIT PLAN

During 1992, the Company adopted a defined contribution benefit plan covering substantially all of its employees. The Company contribution was $.25 for each $1.00 contributed by an employee (up to 4% of eligible wages).

The plan was amended during 1997, which increases the Company contribution to $.50 for each $1.00 contributed by an employee (up to 6% of eligible wages).

The plan was amended again during 2000 which reduces the Company contribution to $0.25 for each $1.00 contributed by an employee (up to 6% of eligible wages).

The total expense for Company contributions was $82,000, $116,000 and $158,000 in 2000, 1999 and 1998, respectively.

NOTE I--DISCONTINUED OPERATIONS

On January 5, 1999, the Company sold its Texas Clay Industries brick manufacturing division for cash of approximately $12.5 million resulting in a net after tax gain of approximately $4.7 million. The financial statements classify Texas Clay Industries as a discontinued operation and prior years have been restated to reflect same.

For business segment reporting purposes, Texas Clay Industries was previously classified as face brick products.

The components of the Company's results from the discontinued operation of Texas Clay Industries are as follows:

                                             Year Ended August 31,
                                       --------------------------------
                                             1999             1998
                                          ----------       ---------
                                       (in thousands except share data)
Net sales                                    $ 3,660       $ 11,021
Income from operations before
  income taxes                                 1,139          3,296
Income taxes                                     403          1,154
                                             -------        -------
                                                 736          2,142
Gain on disposal before income taxes           7,413             --
Income taxes                                   2,743             --
                                             -------        -------
                                               4,670             --
                                             -------        -------

Gain from disposal and income from
  discontinued operations, net of
  income taxes                               $ 5,406        $ 2,142
                                             =======        =======

Income per share:
  Basic income per common share:
     Operations                              $   .21        $   .62
     Gain on sale                               1.35             --
                                             -------        -------
                                             $  1.56        $   .62
                                             =======        =======
Diluted income per common and
  common equivalent share:
     Operations                              $   .21        $   .61
     Gain on sale                               1.33             --
                                             -------        -------
                                             $  1.54        $   .61
                                             =======        =======

NOTE J--CONTINGENCIES

Due to the complexity of the Company's operations, disagreements occasionally occur.

In the opinion of management, the Company's ultimate loss from such disagreements and potential resulting legal action, if any, will not be significant.

NOTE K--QUARTERLY RESULTS (UNAUDITED)

Summary data relating to the results of operations for each quarter of the years ended August 31, 2000 and 1999 follows (in thousands except per share amounts):



                                                    Three Months Ended
                                      --------------------------------------------------
                                      November 30     February 29     May 31   August 31
                                      -----------   --------------   --------  ---------
 Fiscal year 2000:
   Net sales                             $ 6,124       $  5,210        $ 4,770   $ 4,581
   Gross profit                              976            381            150       121
   Loss from
     continuing operations                  (420)        (1,019)        (2,839)   (1,786)
   Net loss                                 (420)        (1,019)        (2,839)   (1,786)
   Basic and diluted loss from
      continuing operations per
       common share                      $ (0.12)      $  (0.30)       $ (0.82)  $  (.52)
   Net loss
       Basic                             $ (0.12)      $  (0.30)       $ (0.82)  $ (0.52)
       Diluted                           $ (0.12)      $  (0.30)       $ (0.82)  $ (0.52)

Fiscal year 1999:
   Net sales                             $ 7,675       $  6,310        $ 5,442   $ 5,402
   Gross profit                            1,593            672            311       249
   Loss from
     continuing operations                  (405)          (840)        (1,168)   (1,724)
   Net income (loss)                         201          3,988         (1,168)   (1,752)
   Basic and diluted loss from
     continuing operations per
      common share                      $   (.12)      $   (.24)       $ (0.34)  $ (0.50)
   Net income
       Basic                            $   0.06       $   1.15        $ (0.34)  $ (0.50)
       Diluted                              0.06           1.13          (0.33)    (0.50)


                           SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                             TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
                             ----------------------------------------
                        For the Years Ended August 31, 1998, 1999 and 2000
                                          (in thousands)


------------------------------------------------------------------------------------------------
           COL. A                COL. B              COL. C               COL. D         COL. E
------------------------------------------------------------------------------------------------
                                                    ADDITIONS
                                           ----------------------------
         Description           Balance at  Charged to    Charged to                     Balance
                               Beginning   Costs and    Other Accounts-  Deductions-     at End
                               of Period   Expenses       Describe        Describe     of Period
-------------------------------------------------------------------------------------------------
Year ended August 31, 1998
  Reserve, deducted from
   related asset:
    Allowance for doubtful
      accounts                   $204        $233         $ --          $173 (1)          $264
                                 ====        ====         ====          ====              ====



Year ended August 31, 1999
  Reserve, deducted from
    related asset:
    Allowance for doubtful
      accounts                  $264         $272         $ --          $269 (1)          $267
                                ====         ====         ====          ====              ====
Year ended August 31, 2000
  Reserve, deducted from
    related asset:
    Allowance for doubtful
      accounts                  $267         $222         $ --          $170 (1)          $319
                                ====         ====         ====          ====              ====

    (1)  Amount charged against reserve
