Form 10-Q
period 2000-11-30
TEMTEX INDUSTRIES INC
filed 2001-01-16
CIK 110740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended November 30, 2000  Commission File No. 0-5940


                     TEMTEX INDUSTRIES, INC.
     ------------------------------------------------------
     (Exact name of Registrant as specified in its Charter)



           Delaware                               75-1321869
--------------------------------             --------------------
(State  or  other  jurisdiction  of           (I.R.S. Employer
  incorporation or organization)             Identification No.)




5400 LBJ Freeway, Suite 1375, Dallas, Texas              75240
-------------------------------------------            ---------
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

                 PART I.  FINANCIAL INFORMATION

            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
   Condensed Consolidated Statements of Operations (Unaudited)
         (in thousands except share and per share data)

                                                           Three Months Ended
                                                              November 30,
                                                       ------------------------
                                                         2000           1999
                                                       ---------      ---------
Net sales                                              $   4,936      $   6,124
Cost of goods sold                                         4,365          5,148
                                                       ---------      ---------
                                                             571            976

Cost and expenses:
  Selling, general and administrative                      1,435          1,782
  Interest                                                    87             43
  Other (income) expense                                     (52)          (149)
                                                       ---------      ---------
                                                           1,470          1,676
                                                       ---------      ---------
     LOSS FROM OPERATIONS
        BEFORE INCOME TAX BENEFIT                           (899)          (700)

State, federal and foreign income tax benefit                 --           (280)
                                                       ---------      ---------

     NET LOSS                                          $    (899)     $    (420)
                                                       =========      =========


Basic and diluted loss per common share:                  $(0.26)        $(0.12)
                                                       =========      =========


Basic and diluted weighted average common
    shares outstanding                                 3,444,641      3,444,641
                                                       =========      =========



See notes to condensed consolidated financial statements

            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
              Condensed Consolidated Balance Sheets
         (in thousands except share and per share data)

                                                       November 30,    August 31,
                                                           2000           2000
                                                       ------------   -----------
ASSETS                                                  (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                            $        142   $     1,021
  Accounts receivable, less allowance for
     doubtful accounts of $344 at
     November 30, 2000 and $319 at
     August 31, 2000                                          2,833         2,847
  Inventories                                                 7,695         7,452
  Prepaid expenses and other assets                             213           180
  Income taxes recoverable                                      597           484
                                                       ------------   -----------
          TOTAL CURRENT ASSETS                               11,480        11,984

OTHER ASSETS                                                    151           162

PROPERTY, PLANT AND EQUIPMENT
  Buildings and improvements                                  2,615         2,615
  Machinery, equipment, furniture and fixtures               18,528        18,432
  Leasehold improvements                                      1,306         1,302
                                                       ------------   -----------
                                                             22,449        22,349
  Less allowances for depreciation and amortization          18,234        17,954
                                                       ------------   -----------
                                                              4,215         4,395


                                                       ------------   -----------
                                                       $     15,846   $    16,541
                                                       ============   ===========



                                                       November 30,    August 31,
                                                           2000          2000
                                                       ------------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY                    (Unaudited)

CURRENT LIABILITIES
  Notes payable                                        $        490   $        --
  Accounts payable                                            2,062         1,565
  Accrued expenses                                              791         1,396
  Income taxes payable                                           39           206
  Current maturities of indebtedness to
     related parties                                             17            15
  Current maturities of long-term obligations                    33            32
                                                       ------------   -----------

     TOTAL CURRENT LIABILITIES                                3,432         3,214

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities                                     1,560         1,565

LONG-TERM OBLIGATIONS,
  less current maturities                                       363           372

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - $1 par value; 1,000,000
    shares authorized, none issued                               --            --
  Common stock - $.20 par value; 10,000,000 shares
    authorized, 5,286,125 shares issued                         720           720
  Additional capital                                          9,253         9,253
  Retained earnings                                             957         1,856
                                                       ------------   -----------
                                                             10,930        11,829
Less:
    Treasury stock:
      At cost - 153,696 shares                                  439           439
      At no cost - 1,687,788 shares                              --            --
                                                       ------------   -----------
                                                             10,491        11,390
                                                       ------------   -----------

                                                       $     15,846   $    16,541
                                                       ============   ===========



See notes to condensed consolidated financial statements.

            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
   Condensed Consolidated Statements of Cash Flows (Unaudited)
                         (in thousands)


                                                               Three Months Ended
                                                                   November 30,
                                                            -------------------------
                                                               2000           1999
                                                            ----------     ----------
OPERATING ACTIVITIES
  Net loss                                                  $     (899)    $     (420)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization                                  280            298
    Loss on disposition of property, plant and equipment            --             (6)
    Provision for doubtful accounts                                 33             42
    Changes in operating assets and liabilities:
      Accounts receivable                                          (19)          (118)
      Inventories                                                 (243)          (164)
      Prepaid expenses and other assets                            (22)          (118)
      Accounts payable and accrued expenses                       (108)           113
      Income taxes payable/recoverable                            (280)          (736)
                                                            ----------     ----------
      NET CASH USED IN OPERATING ACTIVITIES                     (1,258)        (1,109)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                      (100)          (277)
                                                            ----------     ----------
      NET CASH USED IN INVESTING ACTIVITIES                       (100)          (277)

FINANCING ACTIVITIES
  Net proceeds from notes payable                                  490             --
  Principal payments on long-term obligations
    and indebtedness to related parties                            (11)           (10)
                                                            ----------     ----------
       NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                                     479            (10)
                                                            ----------     ----------

DECREASE IN CASH AND CASH EQUIVALENTS                             (879)        (1,396)
Cash and cash equivalents at beginning of period                 1,021          4,077
                                                            ----------     ----------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD             $      142     $    2,681
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

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ending August 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended
August 31, 2000.

NOTE B--INCOME TAXES

For the period ended November 30, 1999, the Company recorded a state and federal tax benefit using an effective rate of approximately 39%.

For the period ended November 30, 2000 no state and federal income tax benefit has been recorded as the Company has recorded a valuation allowance to fully reserve the net operating loss carryforwards since the realization of these assets is uncertain.

The Company has state net operating loss carryforwards of approximately $11,500,000 expiring in the years 2002 through 2015. In addition, the Company also has a federal net operating loss carryforward of approximately $3,100,000 which begins to expire in the year 2021.

NOTE C--INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is based upon the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during each period unless the effect is antidilutive. Common stock equivalents include options granted to key employees and outside directors. The number of common stock equivalents was based on the number of shares issuable on the exercise of options reduced by the number of shares that are assumed to have been purchased at the average price of common stock during each quarter with the proceeds from the exercise of the options.

NOTE D--INVENTORIES

Inventories are summarized below:


                              November 30,    August 31,
                                  2000           2000
                              ------------   ------------
                                    (in thousands)
Finished goods                $      3,414   $      2,992
Work in process                        461            619
Raw materials and supplies           3,820          3,841
                              ------------   ------------
                              $      7,695   $      7,452
                              ============   ============

NOTE E--NOTES PAYABLE AND LONG-TERM DEBT

In September 2000, the Company entered into a three-year credit agreement with Frost Capital Group whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. The amount available under the facility is subject to limitations based on specified percentages of the Company's eligible outstanding receivables and inventory. The outstanding principal bears interest at an annual rate of 1.25% above the specified bank's prime commercial interest rate. Interest is payable monthly and is added to the outstanding loan balance. The credit agreement does not require the maintenance of any financial ratios. At November 30, 2000, there was approximately $490,000 outstanding under the credit facility with approximately $3,510,000 of unused credit still available.

NOTE F--COMMITMENTS AND CONTINGENCIES

Due to the complexity of the Company's operations, disagreements occasionally occur.

In the opinion of management, the Company's ultimate loss from such disagreements and potential resulting legal action, if any, will not be significant.

NOTE G-- FOREIGN OPERATIONS

At November 30, 2000, net assets of approximately $1,032,000 were located at the Company's manufacturing facility in Mexico.

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

Net Sales
---------

Net sales of fireplace products decreased approximately 19% or $1,188,000 in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. The decrease in sales resulted from an overall decrease in the quantity of fireplaces delivered in the first quarter of 2001 although deliveries of direct-vent gas fireplaces increased by approximately 98% between the comparative quarters. As deliveries of direct-vent fireplaces continue to grow, the downward trend in sales should be reversed in future periods. Competition within the industry continues to suppress selling prices.

Gross Profit
------------

Gross profit decreased from $976,000 to $571,000 or approximately 41% from the first quarter of fiscal 2000 to the first quarter of fiscal 2001. Even though improvements in gross profit contributions were experienced in the manufacturing facilities, especially in Mexico, the decrease in gross profit resulted from the reduced level of sales which did not allow for full recovery of overhead charges.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses decreased $347,000 or approximately 19% in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. The most significant reductions were in salaries, wages, selling commissions and related payroll expenses resulting from the plan initiated in fiscal 2000 to relocate the majority of manufacturing from the California facility to Tennessee and Mexico and reduce personnel in California and the corporate office.

Interest Expense
----------------

Net interest expense increased $44,000 between the comparative first quarters. The increase in the net expense was caused by a small increase in the average indebtedness in fiscal 2001 resulting from borrowings under the new line of credit. In addition, in the prior year period, the Company had investments in cash funds which earned interest income that offset a portion of the prior year expense.

Income Taxes
------------

The Company has not recorded a benefit for income taxes on its operating loss in the first quarter of fiscal 2001 due to the Company recording a valuation allowance to reserve the entire amount until such time that reassessment indicates that it is more likely than not that the benefits will be realized. For the period ended November 30, 1999, the Company recorded a state and Federal tax benefit using an effective rate of approximately 39%.

Liquidity and Capital Resources
-------------------------------

Net cash used by operating activities was $1,258,000 for the first three months of 2001 compared to net cash used of $1,109,000 for the first three months of 2000. The decreased cash flow from operations in the first three months of fiscal 2001 was primarily due to the loss incurred by operations as well as changes in working capital, principally a decrease in income taxes payable and an increase in inventories.

Working capital decreased $722,000 in the first quarter of fiscal
2001 due mainly to the loss from operations.

Capital expenditures and capitalized lease obligations for the first three months of 2001 were $100,000. Expenditures include amounts for tooling, dies, replacement items and major repairs to manufacturing equipment.

In September 2000, the Company entered into a three-year credit agreement with Frost Capital Group whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. The amount available under the facility is subject to limitations based on specified percentages of the Company's eligible outstanding receivables and inventory. The outstanding principal bears interest at an annual rate of 1.25% above the specified bank's prime commercial interest rate and is secured by the assets of the Company and its subsidiary, Temco Fireplace Products, Inc. Interest is payable monthly and is added to the outstanding loan balance. The credit agreement does not require the maintenance of any financial ratios. At November 30, 2000, there was approximately $490,000 outstanding under the credit facility and approximately $3,510,000 remaining available.

The Company believes that cash flow from operations, together with funds available from the revolving credit facility, should provide the Company with adequate funds to meet its working capital requirements as well as requirements for capital expenditures for at least the next twelve months. However, to the extent the Company continues to experience operating losses in future periods that cause the Company to require capital in excess of the borrowing capacity of its existing revolving credit facility, it may be required to seek additional borrowing capacity under its existing revolving credit facility or additional sources of capital. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements. No assurances can be made that the Company will be able to obtain sufficient capital in the future.

                   PART II.  OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits
          --------

          Exhibit
            No.          Description
          -------        -----------

            27.1         Financial Data Schedule (filed herewith)


     (b)  Report on Form 8-K
          ------------------

          The Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

                           SIGNATURES
                           ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TEMTEX INDUSTRIES, INC.



DATE:    1/15/01                   BY:   /s/ E.R.Buford
     ---------------                  -----------------------
                                        E. R. Buford
                                        President



DATE:     1/15/01                  BY:   /s/ R. L. DeLozier
     ---------------                  -----------------------
                                        R. L. DeLozier
                                        Secretary/Treasurer