Form 10-Q
period 2001-02-28
TEMTEX INDUSTRIES INC
filed 2001-04-16
CIK 110740

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended February 28, 2001        Commission File No. 0-5940


                          TEMTEX INDUSTRIES, INC.
        ----------------------------------------------------------
          (Exact name of Registrant as specified in its Charter)



              Delaware                         75-1321869
   -------------------------------        ----------------------
   (State or other jurisdiction of           (I.R.S Employer
   incorporation or organization)          Identification No.)



  5400 LBJ Freeway, Suite 1375, Dallas, Texas         75240
 --------------------------------------------       ----------
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

                   Yes    X        No
                        -----         ----


The Registrant had 3,444,641 shares of common stock, par value $.20 per share, outstanding as of the close of the period covered by this report.

                         PART I.  FINANCIAL INFORMATION

                    TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
                 (In thousands except share and per share data)

                                            Three Months Ended              Six Months Ended
                                       February 28,    February 29,   February 28,   February 29,
                                           2001            2000           2001           2000
                                       --------------   ------------  ------------    -------------
Net sales                                 $     4,098     $    5,210    $    9,034      $    11,334
Cost of goods sold                              3,993          4,829         8,358            9,977
                                          -----------     ----------    ----------      -----------
                                                  105            381           676            1,357

Cost and expenses:
  Selling, general and administrative           1,346          2,015         2,781            3,797
  Interest                                        126             60           213              103
  Other expense (income)                           37              4           (15)            (145)
                                          -----------     ----------    ----------      -----------
                                                1,509          2,079         2,979            3,755
                                          -----------     ----------    ----------      -----------
    LOSS FROM OPERATIONS
        BEFORE INCOME TAX BENEFIT              (1,404)        (1,698)       (2,303)          (2,398)

State, federal and foreign income tax
  benefit                                          --           (679)           --             (959)
                                          -----------     ----------    ----------      -----------
    NET LOSS                              $    (1,404)    $   (1,019)   $   (2,303)     $    (1,439)
                                          ===========     ==========    ==========      ===========

Basic and diluted loss per common
 share:                                   $      (.41)    $     (.30)   $     (.67)     $      (.42)
                                          ===========     ==========    ==========      ===========
Basic and diluted weighted average
  common shares outstanding                 3,444,641      3,444,641     3,444,641        3,444,641
                                          ===========     ==========    ==========      ===========


See notes to condensed consolidated financial statements.

              TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets
           (In thousands except share and per share data)



                                          February 28,   August 31,
                                              2001          2000
                                          ------------   -----------
                                           (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                 $      426      $  1,021
  Accounts receivable, less allowance
    for doubtful accounts of
    $348 at February 28, 2001 and $319 at
    August 31, 2000                              2,432         2,847
  Inventories                                    7,590         7,452
  Prepaid expenses and other assets                225           180
  Income taxes recoverable                         604           484

                                            ----------    ----------
             TOTAL CURRENT ASSETS               11,277        11,984

OTHER ASSETS                                       147           162

PROPERTY, PLANT AND EQUIPMENT
  Buildings and improvements                     2,615         2,615
  Machinery, equipment, furniture and
    fixtures                                    18,575        18,432
  Leasehold improvements                         1,306         1,302
                                            ----------    ----------
                                                22,496        22,349
  Less allowances for depreciation and
   amortization                                 18,476        17,954
                                            ----------    ----------
                                                 4,020         4,395

                                            ----------    ----------

                                            $   15,444    $   16,541
                                            ==========    ==========

                                              February 28,    August 31,
                                                  2001           2000
                                              ------------  -------------
                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                $     2,180      $       --
  Accounts payable                                   1,302           1,565
  Accrued expenses                                     883           1,396
  Income taxes payable                                  31             206
  Current maturities of indebtedness to
   related parties                                      17              15
  Current maturities of long-term
   obligations                                          34              32
                                               -----------      ----------

            TOTAL CURRENT LIABILITIES                4,447           3,214

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities                            1,556           1,565

LONG-TERM OBLIGATIONS,
  less current maturities                              354             372

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - $1 par value; 1,000,000
    shares authorized, none issued                      --              --
  Common stock - $.20 par value; 10,000,000
    shares authorized,
    5,286,125 shares issued                            720             720
  Additional capital                                 9,253           9,253
  Retained earnings (deficit)                         (447)          1,856
                                               -----------      ----------
                                                     9,526          11,829
Less:
    Treasury stock:
      At cost - 153,696 shares                         439             439
      At no cost - 1,687,788 shares                     --              --
                                               -----------      ----------
                                                     9,087          11,390

                                               -----------      ----------

                                               $    15,444      $   16,541
                                               ===========      ==========


See notes to condensed consolidated financial statements.

              TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
     Condensed Consolidated Statements of Cash Flows (Unaudited)
                           (in thousands)


                                                  Six Months Ended
                                            February 28,   February 29,
                                            -----------    ------------
                                                2001          2000
                                               -----          -----
OPERATING ACTIVITIES
  Net loss                                  $   (2,303)    $   (1,439)
  Adjustments to reconcile net loss to
    net cash used in operating
    activities:
   Depreciation and amortization                   564            605
   Loss on disposition of property,
    plant and equipment                             --             12
   Provision for doubtful accounts                  64             74
   Changes in operating assets and
    liabilities:
     Accounts receivable                           351            356
     Inventories                                  (138)           643
     Prepaid expenses and other assets             (30)         1,488
     Accounts payable and accrued
      expenses                                    (776)          (540)
     Income taxes payable/recoverable             (295)        (1,415)
                                            ----------     ----------
       NET CASH USED IN OPERATING
        ACTIVITIES                              (2,563)          (216)

INVESTING ACTIVITIES
  Purchases of property, plant and
   equipment                                      (189)          (410)
                                            ----------     ----------
       NET CASH USED IN INVESTING
        ACTIVITIES                                (189)          (410)

FINANCING ACTIVITIES
  Net proceeds from notes payable                2,180             --
  Principal payments on long-term
   obligations and indebtedness
   to related parties                              (23)           (20)
                                            ----------     ----------
       NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                     2,157            (20)
                                            ----------     ----------

DECREASE IN CASH AND CASH EQUIVALENTS             (595)          (646)
Cash and cash equivalents at beginning
 of period                                       1,021          4,077
                                            ----------     ----------

       CASH AND CASH EQUIVALENTS AT END
         OF PERIOD                          $      426     $    3,431
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

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended February 28, 2001 are not necessarily indicative of the results that may be expected for the year ending August 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 2000.

NOTE B--INCOME TAXES

For the six-month period ended February 29, 2000, the Company recorded a state and federal tax benefit using an effective rate of approximately 39%.

For the six-month period ended February 28, 2001, no state and federal income tax benefit has been recorded as the Company has recorded a valuation allowance to fully reserve the net operating loss carryforwards since the realization of these assets is uncertain.

The Company has state net operating loss carryforwards of approximately $11,500,000 expiring in the years 2002 through 2015. In addition, the Company also has a federal net operating loss carryforward of approximately $3,100,000 which begins to expire in the year 2021.

NOTE C--INCOME PER (LOSS) COMMON SHARE

Basic income (loss) per common share is based upon the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during each period unless the effect of the common stock equivalents would be antidilutive. Common stock equivalents include options granted to key employees and outside directors. The number of common stock equivalents was based on the number of shares issuable on the exercise of options reduced by the number of shares that are assumed to have been purchased at the average price of common stock during each quarter with the proceeds from the exercise of the options.

NOTE D--INVENTORIES

Inventories are summarized below:


                             February 28, 2001    August 31, 2000
                             -----------------   ----------------
                                      (in thousands)
Finished goods                      $ 3,211            $ 2,992
Work in process                         461                619
Raw materials and supplies            3,918              3,841
                                    -------            -------
                                    $ 7,590            $ 7,452
                                    =======            =======


NOTE E--NOTES PAYABLE AND LONG-TERM DEBT

In September 2000, the Company entered into a three-year credit agreement with Frost Capital Group whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. The amount available under the facility is subject to limitations based on specified percentages of the Company's eligible outstanding accounts receivable and inventory. The outstanding principal is due on demand and bears interest at an annual rate of 1.25% above the specified bank's prime commercial interest rate. Interest is payable monthly and is added to the outstanding loan balance. The credit agreement does not require the maintenance of any financial ratios. At February 28, 2001 there was approximately $2,180,000 outstanding under the credit facility with approximately $1,820,000 of unused credit still available.

NOTE F--COMMITMENTS AND CONTINGENCIES

Due to the complexity of the Company's operations, disagreements occasionally occur.

In the opinion of management, the Company's ultimate loss from such disagreements and potential resulting legal action, if any, will not be significant.

NOTE G--FOREIGN OPERATIONS

At February 28, 2001 net assets of approximately $1,012,000 were located at the Company's manufacturing facility in Mexico.

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

Net Sales

Net sales of fireplace products decreased approximately 21% or $1,112,000 in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. The decrease in sales resulted from the decrease in customer orders and the decreased quantity of fireplaces delivered in the second quarter of 2001 compared to the second quarter of 2000. Between the comparative six-month periods, net sales decreased approximately 20% or $2,300,000 in fiscal 2001, again due to the decrease in quantities delivered. Competition within the industry continues to suppress selling prices.

Gross Profit

Gross profit decreased from $381,000 to $105,000 or approximately 72% from the second quarter of fiscal 2000 to the second quarter of fiscal 2001. Between the comparative six-month periods, gross profit decreased from $1,357,000 in fiscal 2000 to $676,000 in fiscal 2001. In both comparison periods, the decrease in gross profit resulted from the reduced level of sales, which did not allow for full recovery of overhead costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately $669,000 or 33% in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. Between the comparative six-month periods, selling, general and administrative expenses decreased approximately $1,016,000 or 27%. Significant reductions were recorded in salaries, wages, selling commissions and related payroll expenses.

These reductions resulted primarily from the plan initiated in fiscal 2000 to relocate the majority of manufacturing from the California facility to Tennessee and Mexico along with personnel reductions in California and the Corporate office.

Interest Expense

Net interest expense increased by $66,000 between the comparative quarters and $110,000 between the six-month periods. The increase was primarily attributable to an increase in the average indebtedness in fiscal 2001 resulting from borrowings under the new line of credit.

Income Taxes

The Company has not recorded a benefit for income taxes on its operating loss in fiscal 2001 due to the Company recording a valuation allowance to fully reserve the entire amount until such time that reassessment indicates that it is more likely than not that the benefits will be realized. For both the three-month period and the six-month period ended February 29, 2000, the Company recorded a state and federal tax rate benefit using an effective rate of approximately 40%.

Liquidity and Capital Resources

Net cash used by operating activities was $2,563,000 for the first six-months of fiscal 2001 compared to $216,000 for the first six months of 2000. The decreased cash flow from operations in the first six-months of fiscal 2001 was primarily due to the operating loss and the decrease in accounts payable and accrued expenses.

Working capital decreased $1,940,000 in the first six-months of fiscal 2001 due mainly to the loss from operations which resulted in the need for the Company to borrow under its credit agreement.

Capital expenditures and capitalized lease obligations for the first six months of 2001 were $189,000. Expenditures include amounts for tooling, dies, replacement items and major repairs to manufacturing equipment.

In September 2000, the Company entered into a three-year credit agreement with Frost Capital Group whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. The amount available under the facility is subject to limitations based on specified percentages of the Company's eligible outstanding accounts receivable and inventory. The outstanding principal is due on demand and bears interest at an annual rate of 1.25% above the specified bank's prime commercial interest rate and is secured by the assets of the Company and its subsidiary, Temco Fireplace Products, Inc. Interest is payable monthly and is added to the outstanding loan balance. The credit agreement does not require the maintenance of any financial ratios. At February 28, 2001, there was approximately $2,180,000 outstanding under the credit facility and approximately $1,820,000 remaining available.

The Company believes that future cash flow from operations, together with funds available from the revolving credit facility, should provide the Company with adequate funds to meet its working capital requirements as well as requirements for capital expenditures for at least the next twelve months. However, to the extent the Company continues to experience operating losses in future periods that cause the Company to require capital in excess of the borrowing capacity of its existing revolving credit facility, it may be required to seek additional borrowing capacity under its existing revolving credit facility or additional sources of capital. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements. No assurances can be made that the Company will be able to obtain sufficient capital in the future.

Other

On January 12, 2001, the Company received a letter from Nasdaq stating that the Company's common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required by The Nasdaq SmallCap Market under Marketplace Rule 4310(c)(4) and, therefore, in accordance with Marketplace Rule 4310(c)(8)(B), the Company would be provided 90 calendar days, or until April 12, 2001, to regain compliance with Marketplace Rule 4310(c)(4). The January 12 Nasdaq letter further states that if the Company's common stock fails to demonstrate compliance with Marketplace Rule 4310(c)(4) on or before April 12, 2001, the staff of Nasdaq would provide the Company with written notification that its common stock would be delisted, although the Company would have the right to appeal the staff's determination. The Company's common stock failed to regain compliance with Marketplace Rule 4310(c)(4) on or before April 12, 2001. Accordingly, the Company expects to receive a letter from Nasdaq's staff notifying it that its common stock will be delisted from the Nasdaq SmallCap Market. The Company has not yet received such a letter. The Company does not intend to appeal the expected determination of Nasdaq's staff.

Upon the expected delisting of the Company's common stock with the Nasdaq SmallCap Market, the Company intends for its stock to be traded via the OTC Bulletin Board(R) (OTCBB). The expected delisting of the Company's stock on the Nasdaq SmallCap Market will likely adversely affect the ability or willingness of investors to purchase the Company's stock. In addition, the market liquidity of the Company's securities is likely to be adversely affected.

                     PART II.  OTHER INFORMATION



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

        The Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

                             SIGNATURES
                             ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TEMTEX INDUSTRIES, INC.



DATE:           4/16/01                BY:  /s/  E.R.Buford
            ------------                  ---------------------
                                          E. R. Buford
                                          President



DATE:           4/16/01                BY:  /s/ R. L. DeLozier
            ------------                  ---------------------
                                          R. L. DeLozier
                                          Secretary/Treasurer