Form 10-Q
period 2001-05-31
TEMTEX INDUSTRIES INC
filed 2001-07-16
CIK 110740

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended May 31, 2001               Commission File No. 0-5940


                             TEMTEX INDUSTRIES, INC.
             -------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



           Delaware                          75-1321869
-------------------------------    ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)



5400 LBJ Freeway, Suite 1375, Dallas, Texas      75240
-------------------------------------------    ---------
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

                                 Yes   X      No
                                    ------       -----

The Registrant had 3,444,641 shares of common stock, par value $.20 per share, outstanding as of the close of the period covered by this report.

                         PART I.  FINANCIAL INFORMATION

                    TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
                 (in thousands except share and per share data)


                                        Three Months Ended           Nine Months Ended
                                               May 31,                     May 31,
                                          2001          2000         2001          2000
                                      ------------    ----------  ----------    -----------
Net sales                             $      4,766    $   4,770     $ 13,800      $  16,104
Cost of goods sold                           4,606        4,620       12,964         14,597
                                      ------------    ---------   ----------      ---------
                                               160          150          836          1,507

Cost and expenses:
  Selling, general and administrative        1,852        1,914        4,633          5,711
  Interest                                     138          108          351            211
  Other expense (income)                        20            8            5           (137)
                                      ------------    ---------   ----------     ----------
                                             2,010        2,030        4,989          5,785
                                      ------------    ---------   ----------     ----------
LOSS FROM OPERATIONS
      BEFORE INCOME TAX PROVISION          (1,850)       (1,880)      (4,153)        (4,278)

State, federal and foreign income tax
  provision                                   --            959            --            --
                                      ----------     ----------    ----------     ---------
                 NET LOSS             $   (1,850)    $   (2,839)   $   (4,153)    $  (4,278)
                                      ==========     ==========    ==========     =========
Basic and diluted loss per common
  share:                              $     (.54)    $     (.82)   $    (1.21)    $   (1.24)
                                      ==========     ==========    ==========     ==========
Basic and diluted weighted average
  common shares outstanding            3,444,641     3,444,641     3,444,641      3,444,641
                                      ==========    ==========    ==========     ==========


See notes to condensed consolidated financial statements.




                    TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                 (in thousands except share and per share data)

                                                                      May 31,     August 31,
                                                                        2001          2000
                                                                    ------------  -----------
                                                                           (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                           $    259   $   1,021
  Accounts receivable, less allowance for doubtful accounts of
     $316 at May 31, 2001 and $319 at August 31, 2000                    2,450       2,847
  Inventories                                                            7,527       7,452
  Prepaid expenses and other assets                                        274         180
  Deferred taxes recoverable                                                --         484

               TOTAL CURRENT ASSETS                                     10,510      11,984

OTHER ASSETS                                                               145         162

PROPERTY, PLANT AND EQUIPMENT
  Buildings and improvements                                             2,615       2,615
  Machinery, equipment, furniture and fixtures                          18,603      18,432
  Leasehold improvements                                                 1,306       1,302
                                                                      --------
                                                                        22,524      22,349
  Less allowances for depreciation and amortization                     18,698      17,954
                                                                      --------   ---------
                                                                         3,826       4,395

                                                                      --------   ---------
                                                                      $ 14,481   $  16,541
                                                                      ========   =========





                                                                     May 31,      August 31,
                                                                      2001           2000
                                                                   ----------     -----------
                                                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                     $   2,441     $      --
  Accounts payable                                                      1,595         1,565
  Accrued expenses                                                      1,232         1,396
  Income taxes payable                                                      4           206
  Current maturities of indebtedness to related parties                    18            15
  Current maturities of long-term obligations                              34            32
                                                                    ---------     ---------

             TOTAL CURRENT LIABILITIES                                  5,324         3,214

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities                                               1,551         1,565

LONG-TERM OBLIGATIONS,
  less current maturities                                                 369           372

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - $1 par value; 1,000,000
    shares authorized, none issued                                         --            --
  Common stock - $.20 par value; 10,000,000 shares authorized,
    5,286,125 shares issued                                               720           720
  Additional capital                                                    9,253         9,253
  Retained earnings (deficit)                                         (2,297)         1,856
                                                                   ---------      --------
                                                                        7,676        11,829
Less:
  Treasury stock
    At cost -153,696 shares                                               439           439
    At no cost - 1,687,788 shares                                          --            --
                                                                   ----------     ---------
                                                                        7,237        11,390

                                                                   ----------     ---------
                                                                   $   14,481     $  16,541
                                                                   ==========     =========


See notes to condensed consolidated financial statements.


                    TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In Thousands)

                                                                 Nine Months Ended
                                                                      May 31,
                                                               ---------------------
                                                                  2001       2000
                                                              ----------  ----------

OPERATING ACTIVITIES
  Net loss                                                    $  (4,153)   $ (4,278)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization                                   852         924
    Loss on disposition of property, plant and equipment             --          15
    Provision for doubtful accounts                                  91         105
    Changes in operating assets and liabilities:
      Accounts receivable                                           306         553
      Inventories                                                   (75)        975
      Prepaid expenses and other assets                             (77)      1,571
      Accounts payable and accrued expenses                        (134)       (728)
      Income taxes payable/recoverable                              282        (414)
                                                              ---------    --------
            NET CASH USED IN OPERATING ACTIVITIES                (2,908)     (1,277)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                       (283)       (555)
  Proceeds from disposition of property, plant and
    equipment                                                        --           3
                                                              ---------    --------
            NET CASH USED IN INVESTING ACTIVITIES                  (283)       (552)

FINANCING ACTIVITIES
  Net proceeds from notes payable and long-term obligations       2,465          --
  Principal payments on long-term obligations and
    ndebtedness to related parties                                  (36)        (31)
                                                              ---------    --------
              NET CASH PROVIDED BY (USED IN)
                FINANCING ACTIVITIES                              2,429         (31)
                                                              ---------    --------

DECREASE IN CASH AND CASH EQUIVALENTS                              (762)     (1,860)
Cash and cash equivalents at beginning of period                  1,021       4,077
                                                              ---------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $     259    $  2,217
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

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended May 31, 2001 are not necessarily indicative of the results that may be expected for the year ending August 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 2000.

NOTE B--INCOME TAXES

For the nine month period ended May 31, 2001, no state and federal income tax benefit has been recorded as the Company has recorded a valuation allowance to fully reserve the net operating loss carryforwards since the realization of these assets is uncertain.

The Company has state net operating loss carryforwards of approximately $11,500,000 expiring in the years 2002 through 2015. In addition, the Company has a federal net operating loss carryforward of approximately $3,100,000 which begins to expire in the year 2021.

At May 31, 2000, the Company changed its estimate from a net income to a net loss position for fiscal year 2000. The Company recorded a $959,000 (($0.28) per share) provision for income taxes for the quarter ended May 31, 2000 to reverse the income tax benefits recorded on operating losses during the first six months of fiscal year 2000.

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

NOTE D--INVENTORIES

Inventories are summarized below:

                                     May 31, 2001  August 31, 2000
                                     ------------  ---------------
                                            (in thousands)
Finished goods                         $  3,170         $ 2,992
Work in process                             461             619
Raw materials and supplies                3,896           3,841
                                       --------        --------
                                       $  7,527        $  7,452
                                       ========        ========


NOTE E--NOTES PAYABLE AND LONG-TERM DEBT/LIQUIDITY

 In September 2000, the Company entered into a three-year credit agreement with Frost Capital Group whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. The amount available under the facility is subject to limitations based on specified percentages of the Company's eligible outstanding accounts receivable and inventory. The outstanding principal is due on demand and bears interest at an annual rate of 1.25% above the specified bank's prime commercial interest rate. Interest is payable monthly and is added to the outstanding loan balance. The credit agreement does not require the maintenance of any financial ratios. At May 31, 2001 there was approximately $2,441,000 outstanding under the credit facility, which was the maximum credit available on that day.

NOTE F--COMMITMENTS AND CONTINGENCIES

Due to the complexity of the Company's operations, disagreements occasionally occur.

In the opinion of management, the Company's ultimate loss from such disagreements and potential resulting legal action, if any, will not be significant.

NOTE G--FOREIGN OPERATIONS

At May 31, 2001 net assets of approximately $1,174,000 were located at the Company's manufacturing facility in Mexico.

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

Net Sales

Net sales of fireplace products were approximately the same in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. Between the comparative quarters, the increase (less than 1%) in the quantity of units shipped was offset by a decrease (also less than 1%) in the average selling price of the units. Between the comparative nine month periods, net sales decreased approximately 14% or $2,300,000 in fiscal 2001. The decrease in net sales was due to suppressed selling prices and the decrease in quantities delivered in fiscal 2001.

Gross Profit

Gross profit increased from $150,000 in the third quarter of fiscal 2000 to $160,000 in the third quarter of fiscal 2001. Between the comparative nine month periods, gross profit decreased from $1,507,000 in fiscal 2000 to $836,000 in fiscal 2001. The decrease in gross profit in the nine month comparison period resulted from the reduced level of sales, which did not allow for full recovery of overhead costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately $62,000 or 3% in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. Between the comparative nine month periods, selling, general and administrative expenses decreased approximately $1,078,000 or 19%. Reductions were recorded in salaries, wages, selling commissions and related payroll expanses in fiscal 2001 in both the third quarter as well as the nine month comparison periods. These reductions resulted primarily from the plan initiated in the fourth quarter of fiscal 2000 to relocate the majority of manufacturing from the California facility to Tennessee and Mexico along with personnel reductions in California and the Corporate office.

Interest Expense

Net interest expense increased $30,000 between the comparative quarters and $140,000 between the nine month periods. The increase was primarily attributable to an increase in the average indebtedness in fiscal 2001 resulting from borrowings under the new line of credit.

Income Taxes

The Company has not recorded a benefit for income taxes on its operating loss in fiscal 2001 due to the Company recording a valuation allowance to fully reserve the entire amount until such time that reassessment indicates that it is more likely than not that the benefits will be realized. In the third quarter of fiscal 2000 the Company reversed the amount of benefits that it had previously recorded for federal income taxes. This resulted in a federal income tax expense of $959,000 in the third quarter and neither an expense nor benefit at the end of the nine month period.

Liquidity and Capital Resources

Net cash used by operating activities was $2,908,000 for the first nine months of fiscal 2001 compared to $1,277,000 for the first nine months of 2000. The decreased cash flow from operations in the first nine months of fiscal 2001 was primarily due to the operating loss and the decrease in accounts payable and accrued expenses.

Working capital decreased $3,584,000 in the first nine months of fiscal 2001 due mainly to the loss from operations which resulted in the need for the Company to borrow under its credit agreement.

Capital expenditures and capitalized lease obligations for the first nine months of 2001 were $283,000. Expenditures include amounts for tooling, dies, replacement items and major repairs to manufacturing equipment.

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

At May 31, 2001, there was approximately $2,441,000 outstanding under the credit facility which was the maximum credit available on that day. The borrowing since May 31, 2001 has fluctuated below and above the amount outstanding at May 31, 2001 based on the eligible assets and has ranged from $2,317,000 to $2,950,000 from May 31, 2001 through July 13, 2001.

Management believes that sufficient resources will be available to meet the Company's cash requirements near term with substantial reliance upon the Company's credit facility. Longer-term cash requirements are dependent on the Company's ability to increase sales, and to manage working capital requirements, and there can be no assurance that the Company's projected cash resources will be sufficient to fund the Company's future cash requirements beyond the near term. The Company has experienced declining sales and continuing significant operating losses. Should this trend continue, it will be necessary to secure additional financing to continue operations. There can be no assurance that any additional financing will be available. Accordingly, to remain viable, the Company must increase revenues and/or raise additional capital, notwithstanding the liquidity provided by the Company's revolving credit facility. Thus, the Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the company either will be reduced, or such equity securities may have rights, preferences or privileges senior to common stock. Further, there can be no assurance that additional financing will be available when needed.

Other

On April 25, 2001 the Company's common stock was delisted from the NASDAQ SmallCap Market for failure to maintain a minimum bid price of $1.00 over a thirty-consecutive day trading period. Beginning April 25, 2001, the Company's stock is trading via the OTC Bulletin Board
(R) (OTCBB).

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

                                       TEMTEX INDUSTRIES, INC.



     DATE:     1/16/01                 BY:/s/E.R.Buford
            ---------------------         ---------------------
                                          E. R. Buford
                                          President




     DATE:     1/16/01                 BY:/s/R. L. DeLozier
          ----------------------         ---------------------
                                          R. L. DeLozier
                                          Secretary/Treasurer