Form 10-K405
period 2001-08-31
TEMTEX INDUSTRIES INC
filed 2001-11-29
CIK 110740

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  August 31, 2001

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
YES     X      NO
     --------      ---------

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     X
                                                 ---

As of November 26, 2001, the aggregate market value of the voting stock held by non-affiliates of Temtex Industries, Inc. was $715,640.

As of November 26, 2001 there were 3,444,641 shares of common stock, par value $0.20 per share, of Temtex Industries, Inc. outstanding.

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

NARRATIVE DESCRIPTION OF BUSINESS

Fireplace Products

Through its wholly owned subsidiary, Temco Fireplace Products, Inc. the Company manufactures and distributes zero clearance metal woodburning and gas fireplace equipment. For the fiscal year ended August 31, 2001, the Company had aggregate sales of fireplace products of approximately $19.2 million and reported a net loss from continuing operations of approximately $5.7 million.

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

Ventfree Gas Logs and Ventfree Fireplaces. During fiscal 1992, the Company introduced its American Dream(TM) ventfree gas log and a related ventfree fireplace unit. The American Dream(TM) ventfree gas log is a simulated wood log and burner set assembly utilizing a patented design licensed to the Company. This design permits the burning of natural gas or liquefied petroleum products, such as propane, to provide heat without the necessity of venting carbon monoxide from the combustion area. The simulated wood logs utilized in the American Dream
(TM) ventfree gas log set are made of a soft ceramic material to resemble wood logs and the embers produced by the burning of wood logs. As the soft ceramic material is heated by the burner set, it radiates heat and produces a red glow resembling that produced by wood logs in a masonry fireplace. The Company also markets its ventfree gas logs as the Firetech 2000(R) ventfree gas log, depending upon the customer. Unlike vented fireplaces, which must be located where outside venting can be effected, the Company's ventfree gas logs may be placed in any location where a heat source is desired, including existing fireplaces. Existing fireplaces can be modified to accommodate the use of the Company's ventfree gas logs at a relatively low cost.

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

Direct-Vent Gas Fireplaces. The Company manufactures a broad range of direct-vent gas fireplaces. Direct-vent fireplaces burn natural gas or liquefied petroleum products. A direct-vent fireplace system is a closed system vented to the outside of the house whereby all combustion air and flue products do not enter the house. The direct-vent fireplace market is the fastest growing segment of the hearth industry.

Top Vent Fireplaces. The Company also manufactures a complete line of decorative vented fireplaces which exhaust flue products through a class "B" chimney.

Marketing and Distribution. The Company sells its fireplaces, ventfree gas logs and related accessories nationwide through its own sales force and through third party sales representatives primarily to installing distributors, two-step distributors and retailers. A majority of the Company's fireplaces are ultimately purchased by homebuilders and others engaged in the construction of new housing or remodeling of existing homes. The Company has distributors in all regions of the country serving builders and remodelers. The Company's fireplace products are used by many of the country's best known builders.

Although the Company ships its fireplace products nationwide, its sales tend to be somewhat concentrated in the states where new housing construction is most active. Because the Company typically produces its products to meet specific orders by contractors, large distributors or retailers, it does not maintain material amounts of inventories in excess of anticipated short-term demand. The raw materials for the Company's fireplace products are readily available from a variety of sources. During fiscal year ended August 31, 2001, no single customer for fireplace products accounted for more than 10% of the Company's consolidated sales during such period.

Manufacturing. The Company currently fabricates its zero clearance fireplace units from stainless and coated steels acquired from vendors and brick pattern refractory of its own manufacture. During the fabrication process, the Company adds components and other hardware purchased from vendors. Glass doors, fan kits and blowers designed for the Company's zero clearance fireplace units are usually shipped separately. The Company produces a variety of sizes and styles of zero clearance fireplace units for both the single family and multi-family markets. In the case of the ventfree gas log units, the Company incorporates an oxygen depletion sensor and pilot and a valve acquired from vendors. The ventfree gas log components are then further assembled and placed under an arrangement of soft ceramic simulated wood logs. The Company, during fiscal year 1995, began manufacturing the simulated wood logs at the Manchester facility.

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

Patents and Trademarks

The Company owns a variety of patents, trademarks and trade names. The consumer products manufactured by the Company are sold primarily under the trademark or trade names of Temco(R), Amberlight(R), Temco American Dream(TM), Firetech 2000(R) and Prestige(R) The Company believes that its trademarks and trade names as a whole have significant value. Some of the patents owned are relatively new and give the Company some unique product features. However, the Company does not consider any one or group of its patents, trademarks or trade names or any licenses granted to or by it to be material to its business as a whole, except for the patent license (the "Patent License") relating to its ventfree fireplace products. The Patent License is scheduled to expire on March 31, 2002 and may be terminated earlier in the event of certain defaults by the Company. Unless the Company negotiates an extension to this license agreement, it will lose the right to manufacture ventfree gas logs of the covered design on that date.

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

Backlog

The table set forth below gives certain information with respect to the approximate backlog of the Company.

                                              August 31,
                                      --------------------------
                                         2001            2000
                                      ----------      ----------
          Backlog orders               $486,000        $440,000


As of August 31, 2001, the amount of backlog of orders shown above is believed to be firm and the orders are expected to be filled during fiscal year 2002. The Company does not consider backlog amounts to be significant due to the nature of the customer's order patterns.

Government Regulations

The Company does not anticipate that compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have any material effect upon capital expenditures or earnings and will not materially affect the competitive position of the Company and its subsidiary.

Many state and local building, fire and safety codes limit or prohibit the installation of heating sources that burn natural gas or liquefied petroleum products, unless such sources are accompanied by a vent, flue or chimney. Unlike other combustion based heat sources, the Company's ventfree gas logs do not emit significant amounts of carbon monoxide. Therefore, ventilation away from the heat source is not necessary to assure the safety of occupants of the dwelling in which ventfree gas logs are installed. The Company has been relatively successful to date in obtaining a waiver of the application of, or amendment to, the building fire and safety codes in a variety of jurisdictions to permit the installation of its ventfree gas logs. To the extent that the Company is unsuccessful in obtaining such waivers of, or amendments to, the relevant statutes or regulations in any of the major housing markets in the United States, sales of ventfree gas products may be adversely affected.

Employees

As of August 31, 2001, the Company employed 351 persons (including employees of its wholly-owned subsidiary) of whom 74 were salaried and 277 were hourly employees.

ITEM 2.   PROPERTIES

Corporate Office

The executive offices of the Company are located at 5400 LBJ Freeway, Suite 1375, Dallas, Texas 75240. Such offices consist of a small office suite, which is leased under a five-year lease expiring on September 30, 2001. The lease was amended on September 30, 2001 to expire on December 31, 2001. The current monthly base rental is $5,996.

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

                              PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

The following table summarizes the high and low sales prices of the common stock provided to the Company by the Nasdaq Stock Market prior to its delisting on April 25, 2001 and by the Over the Counter Bulletin Board after that date.

                                               Price (1)
                                        -------------------
                                            High      Low
                                         --------   -------
                  FISCAL 2000
                  -----------
                  September-November       $2.34     $1.38
                  December-February         1.75      1.38
                  March-May                 1.56      1.06
                  June-August               1.19      0.59

                  FISCAL 2001
                  -----------
                  September-November       $1.41     $0.81
                  December-February         1.00      0.63
                  March-May                 0.97      0.42
                  June-August               0.63      0.36



(1) The prices shown represent quotations between dealers and do not include mark-ups, mark-downs or commissions, and may not represent actual transactions.

The number of shareholders of record of the Company as of November 26, 2001 was approximately 712. The only stock of the Company outstanding is common stock par value $0.20 per share.

No cash dividends were declared or paid during fiscal 2000 or 2001. The Company currently intends to reinvest its earnings for use in its business and to finance future growth. Accordingly, the Company does not anticipate paying dividends in the foreseeable future.

Effective February 1, 2000, the Company moved the listing of its common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. The Company maintained its ticker symbol TMTX. Effective April 25, 2001, the Company's stock was delisted from the Nasdaq Stock Market.

Following the delisting, the Company's stock has been traded via the Over The Counter Bulletin Board (OTCBB)(R) under the symbol TMTX.OB.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected consolidated financial data for the five fiscal years ended August 31, 2001 is derived from the audited consolidated financial statements of the Company. The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of the Company, together with the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in the Company's Form 10-K for the year ended August 31, 2001.



                                                          Year Ended August 31,
                                         --------------------------------------------------------
                                            2001       2000       1999       1998         1997
                                         ----------  ---------  ---------   ---------   ---------
                                            (in thousands, except share and per share amounts)
Selected Statement of Operations Data:
Net sales .............................    $19,151    $20,685    $24,829     $26,162      $30,198
Loss from continuing operations........     (5,704)    (6,064)    (4,137)     (1,635)      (1,245)
Net (loss) income......................     (5,704)    (6,064)     1,269         507         (201)
Basic loss per common share from
  continuing operations (1)............      (1.66)     (1.76)     (1.19)      (0.47)       (0.36)
Basic net (loss) income per common
 share (1).............................      (1.66)     (1.76)      0.37        0.15        (0.06)
Diluted net (loss) income per common
 and common equivalent share(1)........      (1.66)     (1.76)      0.36        0.14        (0.06)
Basic weighted average common shares
 outstanding (1).......................  3,444,641  3,444,641  3,466,975   3,477,141    3,474,155
Diluted weighted average common and
 common equivalent shares
 outstanding (1).......................  3,444,641  3,444,641  3,511,135   3,531,414    3,474,155

                                                                August 31,
                                          ------------------------------------------------------
                                           2000       1999       1999        1998        1997
                                         ---------  ---------  ---------  ----------  -----------
Selected Balance Sheet Data:
Total assets...........................  $  13,842  $  16,541  $  23,700(2) $22,547(2) $23,233(2)
Long-term debt, excluding current
 maturities (3)........................      1,895      1,937      1,984      2,246      2,244
Stockholders' equity (4)...............      5,686     11,390     17,454     16,288     15,781


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

The Company is a producer of metal fireplace products used in the residential and commercial building and the remodeling markets. The Company manufactures and distributes its fireplace products through Temco Fireplace Products, Inc., a wholly owned subsidiary of the Company. The Company's fireplace products are sold nationwide to a network of contractors, distributors and retailers.

In January 1999 the Company completed the sale of Texas Clay Industries, an operating division of the Company that produced face brick products. The results of operations and gain on the sale have been classified as discontinued operations.


Fiscal Year 2001 Compared to Fiscal Year 2000

Net Sales

Net sales decreased approximately $1.5 million or 7% in fiscal 2001 compared to fiscal 2000. The reduction in sales was mainly due to an overall reduction in the number of woodburning and vent-free fireplace units delivered which was partially offset by an increase of approximately 57% in the number of direct-vent gas fireplaces delivered over fiscal 2000. Approximately 83% of the decrease was attributable to the decrease in the quantities delivered in fiscal 2001.

Gross Profit

Gross profit decreased approximately $0.5 million or 29% in fiscal 2001 compared to fiscal 2000. The decrease in gross profit was primarily due to the decrease in sales volume. The production level required to sustain the lower sales level did not allow for full absorption of overhead expenses. Anticipated efficiencies from greater utilization of the Tennessee and Mexico facilities were only marginally realized due to
the inadequate sales and production volume.   The Company also recorded
a $350,000 inventory write-off for estimated losses on obsolete inventory.

Selling, General and Administrative Expenses

Selling expenses decreased approximately 14% or approximately $457,000 in fiscal 2001 compared to fiscal 2000. The most significant decreases were recorded in salaries, commissions and advertising expenses.

General and administrative expenses decreased approximately 15% or $618,000 in fiscal 2001 compared to fiscal 2000. Reductions were noted in salaries, security plan expense, and bad debt expense.

Interest Expense

Net interest expense increased approximately $210,000 or 74% in fiscal 2001 compared to fiscal 2000. The increase was the result of borrowings under the Company's credit agreement.

Other Income

Other income or expense for both fiscal 2001 and 2000 includes immaterial amounts of miscellaneous income and expenses from various sources.

Income Taxes

During fiscal 2001, the Company did not recognize a credit for income taxes. The Company, before considering the valuation allowance, has net deferred tax assets resulting primarily from net operating losses. Therefore, the Company has chosen to establish a valuation allowance to reserve the entire amount until such time that reassessment indicates that it is more likely than not that the benefits will be realized primarily through future taxable income.

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

Gross Profit

Gross profit decreased approximately $1.2 million or 42% in fiscal 2000 compared to fiscal 1999. The decrease in gross profit was caused in part, by the decrease in sales volume. In an effort to reduce manufacturing costs, the Company relocated the production line for its 36-inch woodburning fireplaces from its California facility to its plant in Mexico in September 1999. Later in fiscal 2000, all fireplace manufacturing was relocated to either the Mexico facility or the facility in Tennessee. The only production lines remaining in operation in California are those relating to the fabrication of the chimney pipe, pipe returns and concrete logs.

Selling, General and Administrative Expenses

Selling expenses decreased approximately 14% or approximately $546,000 in fiscal 2000 compared to fiscal 1999. The decrease was mainly due to decreases in printing and video expenses, sales volume rebates and expenses related to customer satisfaction.

General and administrative expenses decreased approximately 12% or approximately $595,000 in fiscal 2000 compared to fiscal 1999. A reduction in personnel at the California facility and the Company's corporate office decreased salaries and related benefits expenses during the year. Other significant decreases were recorded in legal and professional expenses as well as group health insurance costs. During fiscal 2000, the Company reduced the amount of its contribution to the employee 401(k) Savings Plan in an effort to reduce expenses. In addition, the Company terminated its Select Management Employee Security Plan. Upon termination of the plan, each participant, excluding the Chairman of the Board of Directors, received a one-time payment of approximately 120% of their annual salary which was partially funded with the cash surrender values of policies covering the participants. The Company recorded a net expense of approximately $260,000 in fiscal 2000 in connection with the termination of the Select Management Employee Security Plan.

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

Liquidity and Capital Resources

Net cash used in operating activities was $3,395,000, $2,259,000 and $6,781,000 in fiscal 2001, 2000 and 1999, respectively. Working capital decreased $4,855,000 in fiscal 2001 due to decreases in cash and inventories and the borrowings under the line of credit. Working capital decreased $3,796,000 in fiscal 2000 due mainly to decreases in cash, accounts receivable and inventories resulting principally from the decrease in net sales.

Capital expenditures for fireplace products totaled $384,000, $758,000 and $1,036,000 in fiscal 2001, 2000 and 1999, respectively. The majority of expenditures in each of the years was for tooling, replacement items and major repairs to manufacturing equipment. In fiscal years 2000 and 1999, capital expenditures were primarily made using cash proceeds from the sale of Texas Clay Industries.

In September 2000, the Company entered into a three-year credit agreement with Frost Capital Group whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. The amount available under the facility is subject to limitations based on specified percentages of the Company's eligible outstanding receivables and inventory. The outstanding principal bears interest at an annual rate of 1.25% above the specified bank's prime commercial interest rate. Interest is payable monthly and is added to the outstanding loan balance. The revolving credit facility does not require the maintenance of any financial ratios but does contain several covenants. The credit facility is secured by all assets of the Company and its subsidiary, Temco Fireplace Products, Inc. At August 31, 2001 there was approximately $2,955,000 outstanding under the credit facility, which was the maximum credit available on that day.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred significant losses from continuing operations of $5,704,000 and $6,064,000, and used cash in its operations of $3,395,000 and $2,259,000, during the years ended August 31, 2001 and 2000, respectively. In addition, considering borrowing limitations under the Company's existing credit agreement, the Company was not able to borrow any additional amounts under its credit agreement at August 31, 2001. These factors, among others, indicate that the Company may be unable to continue as a going concern.

Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to satisfy its obligations on a timely basis. The generation of sufficient cash flow is dependent not only on the successful expansion of the Company's share of the market for its product, but also on its ability reduce inventories. The primary focus is on increasing revenue levels to utilize excess capacity and to increase inventory turnover. The Company is performing a detailed review of each sales territory to determine what actions should be taken to increase the Company's market share in that region. In addition, the Company has engaged the services of a consultant to facilitate the implementation of an inventory reduction program. Upon the recommendation of the consultant, during August 2001, the Company implemented an aggressive inventory reduction program that is expected to reduce inventories by more than $1.5 million during fiscal 2002.
The Company is also evaluating other methods of controlling inventory levels, including the possible purchase of computer software to more effectively control the purchasing and production processes. The Company expects to be able to achieve these initiatives without disrupting product shipments to current customers. Management believes that the successful achievement of these initiatives combined with borrowings under its existing credit agreement should provide the Company with sufficient resources to meet its near term cash requirements. In addition, the Company is also considering a number of other strategic financing alternatives, however, no assurance can be made with respect to the viability of the Company. If the Company is not successful in achieving its initiatives or obtaining additional financing, it will be unable to continue operations which will have a material adverse effect on the price of its stock.

Earnings Per Share

The Company's Board of Director's approved the purchase of up to $1.0 million of the Company's common stock on the open market in fiscal 1999. The stock purchase program was initiated to indicate management's commitment to increasing shareholder value and their continued confidence, in 1999, in the strength of the Company. The Company was successful in purchasing 40,000 shares for $112,000 during the time allotted for the purchase. The reduction in the number of shares outstanding had no significant impact on the calculation of earnings per share in fiscal 2001 or fiscal 2000.

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

                                 PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

 (a)  DIRECTORS OF THE COMPANY

The names of the directors and information about them, as furnished by the directors themselves, are set forth below:




                        First Became   Positions and Offices with Company, Business Experience
      Name        Age  a Director in       During Past Five Years and Other Directorships
 -------------    ---- -------------  --------------------------------------------------------
James E. Upfield  81   1969           Chairman of the Board of the Company for more than the
                                      past five years; also Chairman of the Board of Temco
                                      Fireplace Products, Inc., a wholly-owned subsidiary of
                                      the Company, serves as a director of Magnum Hunter
                                      Resources which is engaged in the sale of oil, gas and
                                      oilfield services.

E. R. Buford      66   1973           President of the Company for more than five years and
                                      was elected Chief Executive Officer of the Company in
                                      February, 1986; President and a director of Temco
                                      Fireplace Products, Inc., a wholly-owned subsidiary of
                                      the Company, for more than the past five years.

Larry J. Parsons  72   1989           Retired in 1988 as partner of Ernst & Whinney (now known
                                      as Ernst & Young LLP), an international public
                                      accounting firm.  Mr. Parsons was a partner for more
                                      than five years before his retirement and holds no other
                                      directorships.

Scott K. Upfield  42   1992           President, Treasurer and a director of Insurance
                                      Technologies Corporation, a company principally engaged
                                      in developing and marketing software to the insurance
                                      industry for more than the past five years.

Richard W. Griner 63   1995           Director, President and Chief Operating Officer of The
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




Each of the above named nominees is a member of the present Board of Directors and was elected to such office at the Annual Meeting of Stockholders held March 8, 2001. There are no family relationships among any of the directors or among any of the directors and any officer of the Company except Messrs. James E. Upfield and Scott K. Upfield who are father and son.

Mr. Joseph V. Mariner, Jr. resigned in June 2001 after serving as a Director of the Company for more than twenty two years.

  (b) EXECUTIVE OFFICERS OF THE COMPANY

Name                    Age     Offices with Company
----                    ---     --------------------

James E. Upfield        81      Chairman of the Board and a director

E. R. Buford            66      President, Chief Executive Officer and
                                a director

R. L. DeLozier          61      Secretary and Treasurer

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



                           SUMMARY COMPENSATION TABLE
                           --------------------------

<CAPTION                           Other                     Securities              All
                                           Annual   Restricted Underlying             Other
  Name and                                Compen-     Stock     Options/     LTIP    Compen-
 Principal    Fiscal     Salary    Bonus   sation     Awards      SARs     Payouts    sation
  Position     Year        ($)      ($)     ($)        ($)         (#)       ($)       ($)
------------ ---------------------------------------------------------------------------------
E. R. Buford   1999      225,000     -0-     N/A        -0-         -0-       -0-      N/A
Chief          2000      201,500(1)  -0-     N/A        -0-         -0-       -0-    270,000(3)
Executive      2001      168,700     -0-     N/A        -0-         -0-       -0-      N/A
Officer  and
President
(1)  Salary reduced by 25% on 4/1/00 in conjunction with Company's cost reduction effort.
---------------------------------------------------------------------------------------------
J. E. Upfield  1999        150,000  -0-     N/A        -0-         -0-       -0-      N/A
Chairman of    2000     112,500(2)  -0-     N/A        -0-         -0-       -0-      N/A
the Board      2001         -0-     -0-     N/A        -0-         -0-       -0-      N/A
(2)  Salary reduced by 33% on 4/1/00 and 100% on 6/30/00.
---------------------------------------------------------------------------------------------
R.L. DeLozier  2000        107,500  -0-     N/A        -0-         -0-       -0-    129,000
               2001        107,500  -0-     N/A        -0-         -0-       -0-    (3)
                                                                                      N/A
Secretary/
Treasurer
---------------------------------------------------------------------------------------------

(3) Amount received upon termination of the Company's Select Management Employee Security Plan. See "Certain Relationships and Related Transactions."

Other annual compensation did not exceed the lesser of either $50,000 or 10% of total salary as disclosed in the summary compensation table.

Mr. R. N. Stivers, who previously served as Chief Financial Officer and Vice President-Finance, retired on April 30, 2000. Mr. Stivers received total compensation in fiscal year 1999 of $118,100.

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

1990 Stock Option Plan for Key Employees

The 1990 Stock Plan for Key Employees of Temtex Industries, Inc. (the "1990 Key Employee Plan") expired, as provided in the Plan, on December 31, 1999. At August 31, 2001 there were options to acquire 50,000 of common stock that remain outstanding under the terms of the 1990 Plan.

1999 Omnibus Securities Plan

In October 1999 and March 2000, respectively, the Board of Directors and shareholders of the Company approved the adoption of the 1999 Omnibus Securities Plan (the "1999 Plan"). The 1999 Plan permits the discretionary granting of stock options, restricted and unrestricted stock grants, performance stock awards, dividend equivalent rights and stock appreciation rights to plan participants. The 1999 Plan permits the Company to grant awards exercisable for up to 175,000 shares of common stock to directors (including outside directors), officers, employees and certain consultants. Awards for 111,000 shares of stock have been granted under the 1999 Plan. Of the 111,000 shares awarded under the plan, 16,500 have been cancelled.

Option Grants During 2001 Fiscal Year
The following table specifies the grants of stock options made during the last completed fiscal year to each of the Company's executive officers named in the Summary Compensation Table:


                      Option/SAR Grants in Last Fiscal Year
                      -------------------------------------

                                Individual Grants
                  -----------------------------------------------------
                                % of Total                                 Potential Realizable
                   Number of     Options/                                   Value at Assumed
                   Securities      SARS                                    Annual Rates of Stock
                   Underlying   Granted to                                  Price Appreciation
                    Options/    Employees    Exercise or Base               For Option Term (1)
                      SARS      in Fiscal         Price        Expiation      5%        10%
Name                Granted        Year           ($/Sh)         Date         ($)       ($)%
------------------------------------------------------------------------------------------------
E. R. Buford          -0-          -0-             -0-            -0-          -0-       -0-
J. E. Upfield         -0-          -0-             -0-            -0-          -0-       -0-
R. L. DeLozier        -0-          -0-             -0-            -0-          -0-       -0-


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



               Aggregated Option/SAR Exercises in Last Fiscal Year
               ---------------------------------------------------
                          and FY-End Option/SAR Values
                          ----------------------------

                                                           Number of Securities      Value of
                                                                Underlying       Unexercised In-
                                                               Unexercised          the-Money
                                                           Options/SARs at FY-   Options/SARs at
                                                                 End (#)            FY-End ($)

                         Shares Acquired   Value Realized      Exercisable/        Exercisable/
  Name                   on Exercise (#)        ($)           Unexercisable       Unexercisable
  -----------------------------------------------------------------------------------------------
  E. R. Buford                 -0-              -0-         Exercisable 30,000       -0-  (1)

  J. E. Upfield                -0-              -0-                -0-               -0-

  R. L. DeLozier               -0-              -0-         Exercisable 10,000       -0 - (1)

(1)  The Company's stock price at August 31, 2001 was below the option price.



 Stock Option Plan for Outside Directors

 In 1990, the Company adopted the Outside Director Stock Option Plan (The Outsider Director Plan). The Outside Director Plan expired on December 31, 1999 as provided by its terms. At the date of termination, December 31, 1999, there were outstanding options under The Outside Director Plan for the purchase of an aggregate of 21,000 shares of the Company's common stock that terminated. In fiscal year 2000, stock options were granted to outside directors under the 1999 plan, as permitted by the 1999 Plan. No options were granted in fiscal year 2001.

 The following table shows stock options granted and presently exercisable to outside directors as of August 31, 2001:


                       Options
                     Granted and             Value of Unexercised
                      Presently     Option   In-The-Money Options
 Name of Director    Exercisable    Price     At Fiscal Year End ($)
------------------   ------------   ------  ------------------------
Richard W. Griner       4,000       $1.82           -0-(1)

Larry J. Parsons        6,500       $1.82           -0-(1)

Scott K. Upfield        4,000       $1.82           -0-(1)

(1) The Company's stock price at August 31, 2001 was below the option price.

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

After a review of the factors discussed above, the Compensation Committee determines whether a particular executive should receive an increase in compensation, an incentive bonus under the Company's Executive Bonus Plan, a stock option or stock grant under the Company's 1999 Omnibus Securities Plan, or any other compensation benefits. At their March 8, 2001 meeting, the Compensation Committee recommended no changes in the salaries for the senior officers of the Corporation for the 2001 fiscal year.

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


                            Mr. Richard W. Griner
                            Mr. Larry J. Parsons
                            Mr. James E. Upfield
                            Mr. Scott K. Upfield

 Performance Graph
 The following table compares the performance of the Company's Common Stock with certain comparable indices:







                        [GRAPH]

















                                       1996      1997       1998     1999     2000      2001
                                      -------  --------   -------  -------   -------  -------
TEMTEX INDUSTRIES, INC.               $100.00    $ 93.11   $ 86.23   $61.98  $ 27.55   $ 10.47
Dow Jones Total  Market               $100.00    $138.20   $143.59  $200.15  $240.37   $179.07
Dow Jones Home Construction
       & Furnishings                  $100.00    $132.91   $126.18  $135.23  $118.59   $155.00


 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

  (a) The Company knows of no person owning beneficially more than 5% of the Company's Common Stock, except for the following persons who owned, as of November 26, 2001, the number of shares of Common Stock of the Company set forth opposite his name in the table below:

                                            Amount and
                                            Nature of
                     Name and Address of    Beneficial    Percent of
   Title of Class     Beneficial Owner    Ownership (1)      Class
  ----------------   -------------------  -------------   ----------

  Common Stock      James E. Upfield      1,379,190 (2)      40.0%
                    5400 LBJ Freeway
                    Suite 1375
                    Dallas, TX 75240
  Common Stock      Dennis Chase             334,850         9.7%
                    Box 248
                    North Lake, WI 53064

  Common Stock      Dimensional Fund         186,000         5.4%
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

   (b) The following table sets forth the beneficial ownership (as defined by the rules of the Securities and Exchange Commission) of Common Stock of the Company by the incumbent directors, nominees for director, named executive officers and all directors and officers as a group, together with the percentage of the outstanding shares which such ownership represents. Information is stated as of November 26, 2001.

                                          Amount and
                                          Nature of
                    Name or Identity of   Beneficial      Percent
  Title of Class    Group                 Ownership (1)   of Class
-----------------   --------------------  -------------   --------
Common Stock        James E. Upfield       1,379,190(2)     40.0%

Common Stock        E. R. Buford              79,062(3)      2.3%

Common Stock        Larry J. Parsons           7,000(4)        *

Common Stock        Scott K. Upfield          31,500(5)      1.0%

Common Stock        Richard W. Griner          4,500(5)        *
                                          -------------    --------
Common Stock        R.L. DeLozier             10,000(6)        *
                                          -------------    --------
                                           1,511,252(7)     43.6%
 _____________
 * Denotes less than 1%.

    (1) The nature of the beneficial ownership of the shares by the respective persons or group is sole voting and investment power unless otherwise indicated.
    (2)  Includes 24,750 shares of common stock over which Mr. James
         E. Upfield has shared voting and investment power owned by HUTCO, a partnership of which Mr. James E. Upfield is a general partner.
    (3) Includes 20,000 shares and 10,000 shares of common stock exercisable under the 1990 Plan and the 1999 Omnibus Plan, respectively.
    (4) Includes 6,500 shares of common stock exerciseable under the 1999 Omnibus Plan.
    (5) Includes 4,000 shares of common stock exercisable under the 1999 Omnibus Plan.
    (6) Includes 10,000 shares of Common Stock exercisable under the 1999 Omnibus Plan.
    (7) Includes 20,000 shares and 34,500 shares of common stock issuable upon exercise of options granted under the 1990 Plan and the 1999 Omnibus Plan, respectively.

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

At a special meeting held on February 1, 2000, the Company's Board of Directors voted to terminate the Company's Select Management Employee Security Plan. The termination of the Select Management Employee Security Plan is described under the caption "Executive Compensation - Select Management Employee Security Plan." Messrs. Buford and DeLozier received payments of $270,000 and $129,000, respectively, in conjunction with the termination of the Select Management Employee Security Plan.

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

                                PART IV


 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

      (a)   (1) and (2)  The response to this portion of Item 14 is
                         submitted as a separate section of this
                         report

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

      (c)   Exhibits:

                 (3)     Articles of Incorporation and Bylaws.

                         3.1  Amended and Restated Certificate of
                              Incorporation.  (3.1)*

                         3.2  Amended and Restated Bylaws. (3.2)   *


                 (10)    Material Contracts


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

                         10.26 Temtex Industries, Inc. 1999 Omnibus Securities Plan. (10.26)*

                         10.27       Frost Capital Credit Agreement.
                                     (10.27)**


               (21) Subsidiaries of the Registrant.

                     21.1 Subsidiaries of the Registrant.*

               (23) Consents of Experts and Counsel

                     23.1 Consent of Independent Auditors.

      (d) Financial Statement Schedules-The response to this portion of Item 14 is submitted as a separate section of this report.


 *  Filed as the exhibit shown in parentheses to the Registrant's
    Annual Report on Form 10-K for the fiscal year    ended August 31,
    1999 and incorporated by reference herein.

 ** Filed as the exhibit shown in parenthesis to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 2000 and incorporated by reference herein.

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TEMTEX INDUSTRIES, INC.



Date:  11/29/01                      /s/ E. R. Buford
    -------------------------        ---------------------------
                                     E. R. Buford
                                     President/Chief Executive
                                     Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Signatures                  Titles                 Date
--------------------             -------                ----




/s/James E. Upfield   Director, Chairman of the       11/29/01
-------------------   Board                           --------
James E. Upfield




/s/E. R. Buford       Director, President and Chief   11/29/01
--------------------  Executive Officer               --------
E. R. Buford




/s/R. L. DeLozier     Secretary and Treasurer        11/29/01
--------------------                                 --------
R. L. DeLozier




/s/Larry J. Parsons   Director                        11/29/01
-------------------                                   --------
Larry J. Parsons

Form 10-K Item 8 and Item 14(a) (1) and (2)

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     Report of Ernst & Young Independent Auditors

     Consolidated balance sheets-August 31, 2001 and 2000

     Consolidated statements of operations-Years ended August 31, 2001, 2000, and 1999

     Consolidated statements of stockholders' equity-Years ended
     August 2001, 2000, 1999, 1998

     Consolidated statements of cash flows-Years ended August 31, 2001
     2000, 1999

     Notes to consolidated financial statements-August 31, 2001


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

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

              Report of Independent Accountants

Board of Directors
Temtex Industries, Inc.

We have audited the accompanying consolidated balance sheets of Temtex Industries, Inc. and subsidiaries as of August 31 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Temtex Industries, Inc. and subsidiaries at August 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of three years in the period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the consolidated financial statements, the Company's recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Ernst & Young LLP

Dallas, Texas
October 31, 2001

CONSOLIDATED BALANCE SHEETS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


                                                 August 31,
                                          -----------------------
                                              2001         2000
                                          ------------  ---------
                                          (in thousands, except
                                        share and per share data)

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                  $    169      $ 1,021
 Accounts receivable, less allowance
   for doubtful accounts:
   2001--$274 and 2000--$319                   2,967        2,847
 Inventories                                   6,881        7,452
 Prepaid expenses and other assets               159          180
 Income taxes recoverable                         --          484
                                            --------      -------
    TOTAL CURRENT ASSETS                      10,176       11,984

OTHER ASSETS                                      54          162

PROPERTY, PLANT AND EQUIPMENT
 Buildings and improvements                    2,615        2,615
 Machinery, equipment, furniture and
  fixtures                                    18,701       18,432
 Leasehold improvements                        1,309        1,302
                                             -------     --------
                                              22,625       22,349
Less allowances for depreciation
  and amortization                            19,013       17,954
                                             -------      -------
                                               3,612        4,395

                                             _______      _______

                                             $13,842      $16,541
                                             =======      =======

                                                 August 31,
                                              ----------------
                                               2001        2000
                                              -------     ------
                                            (in thousands, except
                                             share and per share
                                                    data)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                               $ 2,955     $   --
  Accounts payable                              2,337      1,565
  Accrued expenses                                899      1,396
  Income taxes payable                              8        206
  Current maturities of indebtedness to            18         15
related parties
  Current maturities of long-term
   obligations                                     44         32
                                              -------     ------

       TOTAL CURRENT LIABILITIES                6,261      3,214

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities                       1,547      1,565

LONG-TERM OBLIGATIONS,
  less current maturities                         348        372

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock--$1 par value; 1,000,000
    shares authorized, none issued                 --         --
  Common stock--$.20 par value; 10,000,000
shares authorized, 5,286,125 shares issued        720        720
  Additional capital                            9,253      9,253
  (Accumulated deficit) retained earnings      (3,848)      1,856
                                              -------    -------
                                                6,125     11,829
  Less:
    Treasury stock:
      At cost-153,696 shares                      439        439
      At no cost--1,687,788 shares                 --         --
                                              -------    -------
                                                5,686     11,390

                                              -------    -------

                                              $13,842    $16,541
                                              =======    =======




See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES



                                       Year Ended August 31,
                                  -------------------------------
                                     2001        2000       1999
                                  ---------    --------    ------
                                  (in thousands, except share and
                                          per share data)

Net sales                         $  19,151    $ 20,685  $  24,829
Cost of goods sold                   17,991      19,057     22,004
                                  ---------    --------  ---------
                                      1,160       1,628      2,825
Costs and expenses:
  Selling, general and
   administrative                     6,326       7,401      8,542
  Interest                              493         283        253
  Other expense (income)                 45         (58)         7
                                   --------    --------   --------
                                      6,864       7,626      8,802
      LOSS FROM CONTINUING
        OPERATIONS                 --------   ---------   --------
        BEFORE INCOME TAX
         (BENEFIT) AND
           DISCONTINUED
            OPERATIONS               (5,704)     (5,998)    (5,977)

State, federal and foreign
  income tax (benefit):                  --          66     (1,840)
                                   --------    --------  ---------

        LOSS FROM CONTINUING
         OPERATIONS                  (5,704)     (6,064)    (4,137)

        GAIN FROM DISPOSAL AND
         OPERATING
         INCOME FROM
          DISCONTINUED
          OPERATIONS, NET OF             --          --      5,406
           INCOME TAXES           ---------    --------   --------

        NET (LOSS) INCOME         $  (5,704)   $ (6,064)  $  1,269
                                  =========    ========   ========

Basic and diluted (loss) income
per common share:
  Continuing operations--Basic
    and diluted                   $   (1.66)  $  (1.76)  $   (1.19)
                                  =========   =========  =========
  Net (loss) income
   Basic                          $   (1.66)  $  (1.76)  $    0.37
                                  =========   =========  =========
   Diluted                        $   (1.66)  $   (1.76) $    0.36
                                  =========   =========  =========

Basic weighted average common
  shares outstanding              3,444,641   3,444,641  3,466,975

Diluted weighted average common
  and common equivalent shares
  outstanding                     3,444,641   3,444,641  3,511,135




See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES





                               Common Stock                 (Accumulated
                                Outstanding                   Deficit)     Cost of
                              ----------------  Additional    Retained    Treasury
                              Shares    Amount    Capital     Earnings      Stock
                              ------    ------  ----------    --------    --------
                                       (Dollars in thousands)
BALANCE AT AUGUST 31,
  1998                       3,477,141   $  718  $    9,246    $  6,651     $   327


Exercise of stock   options
                                 7,500        2           7
Purchase of stock              (40,000)     112
Net income                                                        1,269
                             ---------   ------  ----------    --------     -------
BALANCE AT AUGUST 31, 1999   3,444,641      720       9,253       7,920         439

Net loss                                             (6,064)
                             ---------   ------  ----------     -------     -------
BALANCE AT AUGUST 31, 2000   3,444,641      720       9,253       1,856         439

Net loss                                                         (5,704)
                             ---------   ------  ----------    --------     -------
BALANCE AT AUGUST 31,
  2001                       3,444,641   $  720   $   9,253    $ (3,848)    $   439
                             =========   ======   =========    ========     =======


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

                                                 Year Ended August 31,
                                             -------------------------------
                                               2001       2000        1999
                                             ---------   ---------  --------
                                                     (in thousands)
OPERATING ACTIVITIES
  Net (loss) income                          $ (5,704)  $ (6,064)   $ 1,269
  Adjustments to reconcile net (loss)
   income to net cash used in operating
   activities:
  Depreciation                                  1,168      1,272      1,394
  Discontinued operations:
   Gain on sale, net of tax                        --         --     (4,670)
   Income from operations, net of tax              --         --       (736)
  Deferred taxes                                   --        313        (63)
  Loss on disposition of property,
   plant and equipment                             --         23         --
  Provision for doubtful accounts                 148        225        249
  Changes in operating assets and liabilities:
   Accounts receivable                           (268)       576         62
   Inventories                                    571      1,228       (931)
   Prepaid expenses and other assets              129      1,705     (1,473)
   Accounts payable and accrued expenses          275       (513)       283

  Income taxes payable/recoverable                286     (1,024)       781
  Net change of operating assets and
   liabilities of discontinued operation           --         --     (2,946)
                                             --------   --------   --------
NET CASH USED IN  OPERATING ACTIVITIES         (3,395)    (2,259)    (6,781)

INVESTING ACTIVITIES
  Purchases of property, plant and
   equipment                                     (384)      (758)    (1,036)
  Purchases of property, plant and
   equipment, discontinued operations              --         --        (24)
  Proceeds from sale of discontinued
   operations                                      --         --     12,484
  Proceeds from disposition of property,
plant and equipment                                --          3         --
                                             --------   --------   --------
    NET CASH (USED IN) PROVIDED BY
     INVESTING ACTIVITIES                        (384)      (755)    11,424

FINANCING ACTIVITIES
  Proceeds from revolving line of credit,
   long-term obligations                        2,978         --         --
  Principal payments on revolving line of
   credit, long-term obligations
   and indebtedness to related parties            (51)       (42)      (759)

  Principal payments on long-term
   obligations, discontinued operations            --         --        (31)
  Proceeds from issuance of common stock
                                                   --         --          9
  Purchase of treasury stock                       --         --       (112)
                                             --------   -------    --------
     NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                      2,927        (42)      (893)
                                             --------   --------   --------

(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                    (852)    (3,056)     3,750
Cash and cash equivalents at beginning   of
  year                                          1,021      4,077        327
                                             --------   --------   --------
   CASH AND CASH EQUIVALENTS AT END OF
    YEAR                                     $    169   $  1,021   $  4,077
                                             ========   ========   ========



See notes to consolidated financial statements.

August 31, 2001


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

At August 31, 2001, assets of approximately $1,073,000 were located at the Company's manufacturing facility in Mexico.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation: The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred significant losses from continuing operations of $5,704,000 and $6,064,000, and used cash in its operations of $3,395,000 and $2,259,000, during the years ended August 31, 2001 and 2000, respectively. In addition, considering borrowing limitations under the Company's existing credit agreement, the Company was not able to borrow any additional amounts under its credit agreement at August 31, 2001. All the assets of the Company and its subsidiary secure amounts outstanding under the credit agreement. The Company has $169,000 of cash and cash equivalents on hand at August 31, 2001. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to satisfy its obligations on a timely basis. The generation of sufficient cash flow is dependent not only on the successful expansion of the Company's share of the market for its product, but also on its ability to reduce inventories. The Company is performing a detailed review of each sales territory to determine what actions should be taken to increase the Company's market share in that region. In addition, the Company has engaged the services of a consultant to facilitate the implementation of an inventory reduction program. Upon the recommendation of the consultant, during August 2001, the Company implemented an aggressive inventory reduction program that is expected to reduce
inventories by more than $1.5 million during fiscal 2002.    The
Company is also evaluating other methods of controlling inventory levels, including the possible purchase of computer software to more effectively control the purchasing and production processes. The Company expects to be able to achieve these initiatives without disrupting product shipments to current customers. Management believes that the successful achievement of these initiatives combined with borrowings under its existing credit agreement should provide the Company with sufficient resources to meet its near term cash requirements. In addition, the Company is also considering a number of other strategic financing alternatives, however, no assurance can be made with respect to the viability of the Company.


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

                                                    Years
                                                ------------
Buildings and improvements                          5-30
Machinery, equipment, furniture and fixtures        3-15
Leasehold improvements                          Life of lease

Expenditures for maintenance and repairs are charged to operations; betterments are capitalized.

Income Taxes: Income taxes have been provided using the liability method.

Income Per Common Share: Basic income per common share is based upon the weighted average number of shares of common stock outstanding during the year. Diluted income per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the year unless the effect of the common stock equivalents would be antidilutive. Common stock equivalents include options granted to key employees and outside directors as explained in Note E. The number of common stock equivalents was based on the number of shares issuable on the exercise of options reduced by the number of shares that are assumed to have been purchased at the average price of the common stock during the year with the proceeds from the exercise of the options.

Options outstanding of 129,500, 216,000 and 78,500 for the years ended August 31, 2001, 2000 and 1999 respectively, were not included in the calculation of earnings per share for continuing operations as they were not dilutive.

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk: The Company manufactures and sells fireplace products to companies in the construction and remodeling industries. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables generally are due within 30 days. Credit losses consistently have been within management's expectations.

Advertising Costs: The Company expenses advertising costs as they are incurred. Advertising costs in 2001, 2000 and 1999 were $317,000, $452,000 and $377,000, respectively.

Shipping and Handling Costs: The Company records shipping and handling costs as a reduction to gross sales upon shipment.
Shipping and handling costs in 2001, 2000 and 1999 were $1,134,000, $1,231,000 and $1,134,000, respectively.

Revenue Recognition: Revenue is recognized upon the shipment of the Company's products to its customers.

NOTE  B--INVENTORIES

Inventories are summarized below:

                                           August 31
                                       ------------------
                                        2001      2000
                                       --------- --------
                                        (in thousands)
  Finished goods                        $ 2,662   $ 2,992
  Work in process                           622       619
  Raw materials and supplies              3,597     3,841
                                        -------   -------
                                        $ 6,881   $ 7,452
                                        =======   =======

NOTE C--NOTES PAYABLE AND LONG--ERM OBLIGATIONS

In September 2000, the Company entered into a three-year credit agreement with Frost Capital Group whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. The amount available under the facility is subject to limitations based on specified percentages of the Company's eligible outstanding receivables and inventories. The outstanding principal bears interest at an annual rate of 1.25% above the specified bank's prime commercial interest rate. Interest is payable monthly and is added to the outstanding loan balance. The revolving credit facility does not require the maintenance of any financial ratios but does contain both affirmative and negative covenants. In fiscal 2001 the Company exceeded the limit on capital expenditures as specified in one of the covenants. The Company has requested a waiver from the lender. The credit facility is secured by all assets of the Company and its subsidiary, Temco Fireplace Products. At August 31, 2001 there was approximately $2,955,000 outstanding under the credit facility, which was the maximum credit available on that day.



Long-term obligations are summarized as follows:

                                                   August 31,
                                                 --------------
                                                  2001    2000
                                                 ------  ------
                                                 (in thousands)

  Capitalized lease obligations, with interest
    at 9.0% to 15.5%--Note F                    $1,957   $1,984

  Less current maturities                           62       47
                                                ------   ------
                                                $1,895   $1,937
                                                ======   ======


Annual maturities of long-term obligations for each of the five succeeding fiscal years and thereafter are $62,000, $69,000, $74,000, $78,000, $89,000, and $1,585,000.

The Company made interest payments in 2001, 2000 and 1999 of $493,000, $383,000 and $534,000, respectively.

The carrying amounts of the Company's borrowings under its credit arrangement and long-term obligations approximate their fair value.

NOTE D--ACCRUED EXPENSES

Accrued expenses include the following:
                                                 August 31,
                                             -------------------
                                               2001      2000
                                             --------  ---------
                                                (in thousands)
  Employee compensation                     $    223    $   333
  Taxes, other than taxes on income              153        139
  Interest                                        --          7
  Group health insurance                         150        163
  Legal and professional fees                    175        266
  Other                                          198        488
                                            --------    -------
                                            $    899    $ 1,396
                                            ========    =======

NOTE E--STOCK OPTIONS

In October 1999 and March 2000, respectively, the Board of Directors and shareholders of the Company adopted the 1999 Omnibus Securities Plan (the "1999 Omnibus Plan") to replace the 1990 Stock Plan for Key Employees and the 1990 Stock Plan for outside
directors of the Company.    The 1990 Plans expired on December 31,
1999. At August 31, 2001, options exercisable for 50,000 shares of common stock remain outstanding under the 1990 Stock Plan for Key Employees. All unexercised options outstanding under the 1990 Stock Plan for outside directors expired on December 31, 1999.

The 1999 Omnibus Plan permits the discretionary granting of stock options, restricted and unrestricted stock grants, performance stock awards, dividend equivalent rights and stock appreciation rights to plan participants. The 1999 Plan permits the Company to grant awards exercisable for up to 175,000 shares of common stock to directors, officers, employees and certain consultants. At the time options are granted, vesting dates are determined by the stock option committee and specified on each individual award. As of August 31, 2001, awards for 111,000 shares of stock have been granted under the 1999 Omnibus plan and options exercisable for 79,500 share of common stock were outstanding.

The Company has elected to continue to follow the expense recognition criteria in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" however, pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 (SFAS No.
123) and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes method with the following weighted average assumptions for fiscal year 2001 and 2000, respectively; risk-free interest rate of 5.86% and 6.36%, expected volatility of 42% and 37%, dividend yield of 0% and a weighted average expected life of the options of five years for all periods. The weighted average fair value at the grant date for fiscal year 2001 and 2000, respectively, was $0.48 and $0.65 per option.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the options vesting period. If the Company had accounted for its stock options under the fair value method set forth in SFAS No. 123, proforma net loss and basic and diluted loss per share for the year ended August 31, 2001, would be $5,728,000 and $1.66 and for the year ended August 31, 2000, would be $6,101,000 and $1.77. No proforma disclosures have been provided for fiscal 1999 as the Company did not grant any stock options during that period.

The following table indicates the activity for each option plan:


                                   Key Employee Plan   Outside Director Plan   1999 Omnibus Plan
                                   ------------------  ---------------------   ------------------
                                              Weighted             Weighted              Weighted
                                              Average               Average              Average
                                  Number of   Exercise  Number of   Exercise  Number of  Exercise
                                   Options      Price    Options     Price     Options     Price
                                  ----------  -------   ---------   -------    --------  --------

Options outstanding at August 31,
  1998                               142,500     $3.03     21,000      $2.51        N/A
Options exercisable at August 31,
  1998                               125,000     $2.77     21,000      $2.51
     Granted                              --                   --                     --
     Exercised                         7,500     $1.19         --                     --
                                    --------             --------                -------    -----
Options outstanding at August 31,
  1999                               135,000     $3.13     21,000       $2.51        N/A
Options exercisable at August 31,
  1999                               135,000     $3.13     21,000       $2.51
     Granted                              --                   --                 91,000    $1.63
     Exercised                            --                   --                     --
     Expired                          10,000     $4.94     21,000       $2.51         --
                                    --------     -----   --------       -----    -------    -----
Options outstanding at August 31,
  2000                               125,000     $2.99         --                 91,000     1.63
Options exercisable at August 31,
  2000                               125,000     $2.99        N/A                 21,000     1.82
     Granted                                                                      20,000    $1.06
     Exercised                            --                                          --
     Expired                          75,000     $1.69                            16,500    $1.67
                                    --------     -----                           -------    -----
Options outstanding at August 31,                                                 94,500
  2001                                50,000     $4.94                                      $1.50
Options exercisable at August 31,
  2001                                50,000     $4.94                            79,500    $1.58






Option prices range from $1.06 to $4.94 per share and expire between 2001 and 2010.

The weighted average remaining life of the options at August 31, 2001 is seven years.

NOTE F--LEASE COMMITMENTS

Two leased plant facilities are accounted for as capitalized leases. The leased properties were capitalized at the initial value of $635,000. In 1995, the Company exercised its option to renew the lease which increased the term of the lease by ten years and added to the value of the lease. The leased properties have a combined net book value of $229,000 and $261,000 at August 31, 2001 and 2000, respectively.

A third manufacturing facility, accounted for as a capitalized lease, is leased from a partnership which includes the Company's Chairman. This facility was capitalized at the initial value of $976,000. During 1995, the facility was expanded, at the expense of the partnership, and the original lease canceled. The new twenty-five year lease negotiated by the Company has basically the same provisions as the original, with an increase in the lease payments in consideration of the expense incurred in the expansion. The facility has a net book value of $1,031,000 and $1,097,000 at August 31, 2001 and 2000, respectively. This lease obligation is classified as "Indebtedness to Related Parties".

Other plant and office facilities are leased under operating lease agreements, which expire at various dates through fiscal 2005. The capitalized leases expire in fiscal 2009 and fiscal 2019.

Future minimum payments, by year and in the aggregate, under capital leases and noncancelable operating leases, consisted of the following at August 31, 2001:

                               Capital   Operating
                               Leases      Leases
                               -------    --------
                                  (in thousands)
Fiscal Year:
  2002                          $ 373      $  306
  2003                            373         277
  2004                            366         266
  2005                            364         193
  2006                            364          18
  Thereafter                    3,921          --
                              -------      ------
Total minimum lease payments    5,761      $1,060
                                           ======
Amount representing interest    3,804
                              -------
Present value of net minimum
  lease payments              $ 1,957
                              =======


Rental expense for operating leases included in continuing operations was $383,000, $391,000 and $330,000 in 2001, 2000, and
1999, respectively.

Interest expense paid to related parties was $273,000, $270,000 and $247,000 in 2001, 2000 and 1999, respectively.

NOTE G--INCOME TAXES

Significant components of the state, federal and foreign provision (benefit) for income taxes attributable to continuing operations are as follows:
                                     Year Ended August 31,
                                --------------------------------
                                  2001       2000        1999
                                --------   ---------  ----------
Current:                                 (in thousands)
  Federal                         $ --      $ (315)   $  (1,850)
  State                             --            2          74
  Foreign                           --           66          --
                                  ----      -------   ----------
  Total current                     --        (247)       (1,776)
Deferred:
  Federal                           --          576         (137)
  State                             --         (263)          73
                                  ----      -------   ----------
  Total deferred                    --          313          (64)


Total income tax
  expense/(benefit)               $ --      $    66   $   (1,840)
                                  ====      =======   ==========

The Company has state net operating loss carryforwards of approximately $15,900,000 expiring in the years 2002 through 2015. The Company also has a federal net operating loss carryforward of approximately $9,200,000 which begins to expire in the year 2021.

A valuation allowance of approximately $4,500,000 has been recorded to offset the federal and state net operating loss carryforwards since the realization of these assets is uncertain.

The differences between the provision (benefit) for federal income taxes and the expected income taxes computed using statutory income tax rates are as follows:

                                       Year Ended August 31,
                                    ----------------------------
                                      2001       2000     1999
                                    ---------  -------   -------
                                           (in thousands)
Federal income tax  benefit at
  statutory rate                     $ (1,944)  $(2,039) $(2,032)
State income taxes, net of federal
  tax benefit                            (103)     (174)     (95)
Change in valuation allowance           1,972     2,139      291
Other                                      75       140       (4)
                                     --------  --------  -------
Total income tax expense/(benefit)   $     --  $     66  $(1,840)
                                     ========  ========  =======

Deferred income taxes are recognized using the liability method and reflect the tax impact of temporary differences between the amount of assets and liabilities for financial purposes and such amounts as measured by tax laws and regulations. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                 August 31,
                                             -------------------
                                               2001       2000
                                              -------   --------
                                                (in thousands)
Deferred tax assets:
  Accounts receivable allowance               $    93   $   110
  Capital lease obligation                        264       264
  Federal and state loss carryforwards          3,734     1,582
  Other                                            57       728
                                              -------   -------
        Total deferred tax assets               4,662     2,684
Valuation allowance                            (4,464)   (2,492)
                                              -------   -------
        Net deferred tax assets                   198       192
Deferred tax liabilities:
  Property, plant and equipment                  (119)     (118)
  Other                                           (79)      (74)
                                              -------   -------
             Total deferred tax liabilities      (198)     (192)
                                              -------   -------
                 Net deferred tax assets      $    --   $   ---
                                              =======   =======

The Company received federal or state income tax refunds in 2001 and 2000 of $575,000 and $5,000 respectively, and made federal and state income tax payments in 2001, 2000 and 1999 of $347,000, $761,000 and $92,000 respectively.

NOTE H-- EMPLOYEE BENEFIT PLAN

During 1992, the Company adopted a defined contribution benefit plan covering substantially all of its employees. The Company contribution was $.25 for each $1.00 contributed by an employee (up to 4% of eligible wages).

The plan was amended during 1997, which increased the Company contribution to $.50 for each $1.00 contributed by an employee (up to 6% of eligible wages).

The plan was amended again during 2000 which reduced the Company contribution to $0.25 for each $1.00 contributed by an employee (up to 6% of eligible wages).

The total expense for Company contributions was $22,000, $82,000 and $116,000 in 2001, 2000 and 1999, respectively.

NOTE I--DISCONTINUED OPERATIONS

On January 5, 1999, the Company sold its Texas Clay Industries brick manufacturing division for cash of approximately $12.5 million resulting in a net after tax gain of approximately $4.7 million. The financial statements classify Texas Clay Industries as a discontinued operation and prior year has been restated to reflect the same.

For business segment reporting purposes, Texas Clay Industries was previously classified as face brick products.

The components of the Company's results from the discontinued operation of Texas Clay Industries are as follows:

                                       Year Ended August 31,
                                       ---------------------
                                               1999
                                               ----
                                       (in thousands, except
                                          per share data)
Net sales                                       $ 3,660
Income from operations before income
  taxes                                           1,139
Income taxes                                        403
                                                -------
                                                    736
Gain on disposal before income taxes              7,413
Income taxes                                      2,743
                                                -------
                                                  4,670
                                                -------
Gain from disposal and income from
  discontinued operations,
  net of income taxes                           $ 5,406
                                                =======

Income per share:
  Basic income per common share:
  Operations                                        .21
  Gain on sale                                     1.35
                                                -------
                                                $  1.56
                                                =======
Diluted income per common and common
  equivalent share:
  Operations                                        .21
  Gain on sale                                     1.33
                                                -------
                                                $  1.54
                                                =======
                                14

NOTE J--CONTINGENCIES

Due to the complexity of the Company's operations, disagreements occasionally occur.

In the opinion of management, the Company's ultimate loss from such disagreements and potential resulting legal action, if any, will not be significant.

NOTE K--QUARTERLY RESULTS (UNAUDITED)

Summary data relating to the results of operations for each quarter of the years ended August 31, 2001 and 2000 follows (in thousands except per share amounts):



                                                          Three Months Ended
                                            ----------------------------------------------
                                             November 30  February 28   May 31   August 31
                                            ------------  -----------   -------  ---------

Fiscal year 2001:
   Net sales                                  $ 4,936      $  4,098    $ 4,766     $ 5,351
   Gross profit                                   571           105        160         324
   Loss from
     continuing operations                       (899)       (1,404)    (1,850)     (1,551)
   Net loss                                      (899)       (1,404)    (1,850)     (1,551)
   Basic and diluted loss from continuing
     operations per common share              $  (.26)      $ (0.41)   $ (0.54)    $ (0.45)
   Net loss
       Basic                                  $ (0.26)      $ (0.41)   $ (0.54)    $ (0.45)
       Diluted                                $ (0.26)      $ (0.41)   $ (0.54)    $ (0.45)
 Fiscal year 2000:
   Net sales                                  $ 6,124       $ 5,210    $ 4,770     $ 4,581
   Gross profit                                   976           381        150         121
   Loss from
     continuing operations                       (420)       (1,019)    (2,839)     (1,786)
   Net loss                                      (420)       (1,019)    (2,839)     (1,786)
   Basic and diluted loss from continuing
     operations per common share              $ (0.12)      $ (0.30)   $ (0.82)    $ (0.52)
   Net loss
       Basic                                  $ (0.12)      $ (0.30)   $ (0.82)    $ (0.52)
       Diluted                                $ (0.12)      $ (0.30)   $ (0.82)    $ (0.52)

                                       15