Form 10-Q
period 2001-11-30
TEMTEX INDUSTRIES INC
filed 2002-01-14
CIK 110740

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended November 30, 2001          Commission File No. 0-5940


                             TEMTEX INDUSTRIES, INC.
             -------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



           Delaware                               75-1321869
-------------------------------         ----------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)



5400 LBJ Freeway, Suite 1375, Dallas, Texas                75240
-------------------------------------------            -----------------
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

                    Yes   X      No
                        -----      ------


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



                                            Three Months Ended
                                                November 30,
                                           -----------------------
                                              2001         2000
                                           ----------  -----------

Net sales                                  $    5,340   $    4,936
Cost of goods sold                              4,650        4,305
                                           ----------   ----------
                                                  690          631

Cost and expenses:
  Selling, general and administrative           1,392        1,495
  Interest                                        145           87
  Other expense (income)                           28          (52)
                                           ----------   ----------
                                                1,565        1,530
                                           ----------   ----------

     NET LOSS                              $     (875)  $     (899)
                                           ==========   ==========


Basic and diluted loss per common share:   $    (0.25)  $    (0.26)
                                           ==========   ==========


Basic and diluted weighted average common
    shares outstanding                      3,444,641    3,444,641
                                           ==========   ==========


   See notes to condensed consolidated financial statements

               TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets
             (in thousands except share and per share data)

                                                                  November 30,   August 31,
                                                                       2001         2001
                                                                 -------------  -----------
ASSETS                                                             (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                        $     155      $     169
  Accounts receivable, less allowance for doubtful accounts
     of $297 at November 30, 2001 and $274 at
        August 31, 2001                                                2,640          2,967
  Inventories                                                          5,704          6,881
  Prepaid expenses and other assets                                      191            159

                                                                   ---------      ---------
TOTAL CURRENT ASSETS                                                   8,690         10,176

OTHER ASSETS                                                              54             54

PROPERTY, PLANT AND EQUIPMENT
  Buildings and improvements                                           2,615          2,615
  Machinery, equipment, furniture and fixtures                        18,734         18,701
  Leasehold improvements                                               1,309          1,309
                                                                   ---------      ----------
                                                                      22,658         22,625
  Less allowances for depreciation and amortization                   19,243         19,013
                                                                   ---------      ---------
                                                                       3,415          3,612



                                                                   ---------      ---------

                                                                   $  12,159      $  13,842
                                                                   =========      =========



                                                                   November 30,  August 31,
                                                                       2001         2001
                                                                    ------------ ----------
LIABILITIES AND STOCKHOLDERS' EQUITY                                 (Unaudited)
CURRENT LIABILITIES
  Notes payable                                                        $  2,489    $  2,955
  Accounts payable                                                        2,134       2,337
  Accrued expenses                                                          775         899
  Income taxes payable                                                        6           8
  Current maturities of indebtedness to related parties                      19          18
  Current maturities of long-term obligations                                44          44
                                                                       --------    --------

      TOTAL CURRENT LIABILITIES                                           5,467       6,261

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities                                                 1,542       1,547

LONG-TERM OBLIGATIONS,
  less current maturities                                                   339         348

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - $1 par value; 1,000,000
    shares authorized, none issued                                           --          --
  Common stock - $.20 par value; 10,000,000 shares authorized,
   5,286,125 shares issued                                                  720         720
  Additional capital                                                      9,253       9,253
  Accumulated deficit                                                    (4,723)     (3,848)
                                                                       --------    --------
                                                                          5,250       6,125
Less:
    Treasury stock:
      At cost - 153,696 shares                                              439         439
      At no cost - 1,687,788 shares                                          --          --
                                                                       --------    --------
                                                                          4,811       5,686

                                                                       --------    --------

                                                                       $ 12,159    $ 13,842
                                                                       ========    ========

See notes to condensed consolidated financial statements.

                    TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                                 Three Months Ended
                                                                                    November 30,
                                                                               -----------------------
OPERATING ACTIVITIES
  Net loss                                                                      $    (875)   $    (899)
  Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
    Depreciation and amortization                                                      238          280
    Provision for doubtful accounts                                                     25           33
    Changes in operating assets and liabilities:
      Accounts receivable                                                              302         (19)
      Inventories                                                                    1,177        (243)
      Prepaid expenses and other assets                                               (32)         (22)
      Accounts payable and accrued expenses                                          (327)        (108)
      Income taxes payable/recoverable                                                 (2)        (280)
                                                                                 ---------     --------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           506      (1,258)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                          (41)        (100)
                                                                                 ---------     --------
       NET CASH USED IN INVESTING ACTIVITIES                                          (41)        (100)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit and long-term obligations                      --          490
  Principal payments on revolving line of credit, long-term obligations and
   indebtedness to related parties                                                   (479)         (11)
                                                                                  --------     --------
        NET CASH (USED IN) PROVIDED BY
                      FINANCING ACTIVITIES                                           (479)          479
                                                                                  --------     --------

DECREASE IN CASH AND CASH EQUIVALENTS                                                 (14)        (879)
Cash and cash equivalents at beginning of period                                       169        1,021
                                                                                  --------     --------

        CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $    155     $    142
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

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 30, 2001 are not necessarily indicative of the results that may be expected for the year ending August 31, 2002. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 2001.

Certain prior year amounts have been reclassified to conform with the current year's presentation.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the year ended August 31, 2001 as filed in the Company's Annual Report on Form 10-K, the Company incurred significant losses from continuing operations during the previous two years ended August 31, 2001. In addition, considering borrowing limitations under the Company's existing credit agreement, the Company was not able to borrow any additional amounts under its credit agreement at November 30, 2001. These factors, among others, indicate that the Company may be unable to continue as a going concern.

Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to satisfy its obligations on a timely basis.
The generation of sufficient cash flow is dependent not only on the successful expansion of the Company's share of market for its product, but also on its ability to reduce inventories. The continuing primary focus is on increasing revenue levels to utilize excess capacity and to increase inventory turnover. The Company continues to review each sales territory to determine what actions may be taken to increase the Company's market share in that region. As reported at August 31, 2001 the Company has engaged the services of a consultant to facilitate the implementation of an inventory reduction program. The Company has implemented an aggressive inventory reduction program that is expected to reduce inventories by more than $1.5 million during fiscal 2002. During the first quarter of fiscal 2002, inventories were reduced by approximately $1.2 million. The Company continues to evaluate other methods of controlling inventory levels, including the possible purchase of computer software to more effectively control the purchasing and production processes. Management believes that the successful achievement of these initiatives combined with borrowings under its existing credit agreement should provide the Company with sufficient resources to meet its near term cash requirements. In addition, the Company is also considering a number of other strategic financing alternatives, however, no assurance can be made with respect to the viability of the Company.

NOTE B--INCOME TAXES

For the periods ended November 30, 2001 and 2000, no state and federal income tax benefit has been recorded as the Company has recorded a valuation allowance to fully reserve the net operating loss carryforwards since the realization of these assets is uncertain.

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

NOTE D--INVENTORIES

Inventories are summarized below:


                             November 30, 2001    August 31, 2001
                             -----------------    ---------------
                                        (in thousands)
Finished goods                    $ 2,083             $ 2,662
Work in process                       563                 622
Raw materials and supplies          3,058               3,597
                                  -------             -------
                                  $ 5,704             $ 6,881
                                  =======             =======
NOTE E--NOTES PAYABLE AND LONG-TERM DEBT

In September 2000, the Company entered into a three-year credit agreement with Frost Capital Group whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. The amount available under the facility is subject to limitations based on specified percentages of the Company's eligible outstanding receivables and inventory. The outstanding principal is due on demand and bears interest at an annual rate of 1.25% above the specified bank's prime commercial interest rate. Interest is payable monthly and is added to the outstanding loan balance. The revolving credit facility does not require the maintenance of any financial ratios but does contain both affirmative and negative covenants. The credit facility is secured by all assets of the Company and its subsidiary, Temco Fireplace Products. At November 30, 2001 there was approximately $2,489,000 outstanding under the credit facility, which was the maximum credit available on that day.

NOTE F--COMMITMENTS AND CONTINGENCIES

Due to the complexity of the Company's operations, disagreements occasionally occur.

In the opinion of management, the Company's ultimate loss from such disagreements and potential resulting legal action, if any, will not be significant.

NOTE G-- FOREIGN OPERATIONS

At November 30, 2001, assets of approximately $905,000 were located at the Company's manufacturing facility in Mexico.

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

Net Sales
---------

Net sales of fireplace products increased approximately 8% or $404,000 in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. The increase in sales resulted from an overall increase in the quantity of fireplaces delivered in the first quarter of 2002. Deliveries of direct-vent gas fireplaces increased by approximately 6% between the comparative quarters while deliveries of woodburning fireplaces increased approximately 21%. If deliveries of direct-vent fireplaces continue to grow, the upward trend in sales should continue in future periods, although there can be no assurances. Competition within the industry continues to suppress selling prices.

Gross Profit
------------

Gross profit increased from $631,000 to $690,000 or approximately 9% from the first quarter of fiscal 2001 to the first quarter of fiscal 2002. The increase in gross profit was the direct result of the increase in sales between the quarters.

Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses decreased $103,000 or approximately 7% in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. Selling, general and administrative expenses have continued to decline as a percentage of net sales as a result of the Company's cost reduction program. Expenses as a percentage of net sales were approximately 26% for the current quarter compared to 30% for the first quarter of 2001.

Interest Expense
----------------

Interest expense increased $58,000 between the comparative first quarters. The increase in the expense was caused by the increase in the average indebtedness in fiscal 2002 resulting from increased borrowings under the line of credit.

Income Taxes
-------------

The Company has not recorded a benefit for income taxes on its operating losses in either of the comparison quarters. The Company, before considering the valuation allowance, has net deferred tax assets resulting primarily from net operating losses. Therefore, the Company has chosen to establish a valuation allowance to reserve the entire amount until such time that reassessment indicates that it is more likely than not that the benefits will be realized primarily through future taxable income.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $506,000 for the first three months of 2002 compared to net cash used of $1,258,000 for the first three months of 2001. The increased cash flow from operations in the first three months of fiscal 2002 was primarily due to the change in working capital, principally the decrease in inventories.

Working capital was $3,223,000 at November 30, 2001 compared to $3,915,000 at August 31, 2001. The decrease in working capital is primarily due to the decrease in inventories.

Capital expenditures and capitalized lease obligations for the first three months of 2002 were $41,000. Expenditures include amounts for tooling, dies, replacement items and major repairs to manufacturing equipment.

In September 2000, the Company entered into a three-year credit agreement with Frost Capital Group whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. The amount available under the facility is subject to limitations based on specified percentages of the Company's eligible outstanding receivables and inventory. The outstanding principal is due on demand and bears interest at an annual rate of 1.25% above the specified bank's prime commercial interest rate. Interest is payable monthly and is added to the outstanding loan balance. The revolving credit facility does not require the maintenance of any financial ratios but does contain several covenants. The credit facility is secured by all assets of the Company and its subsidiary, Temco Fireplace Products, Inc. At November 30, 2001 there was approximately $2,489,000 outstanding under the credit facility, which was the maximum credit available on that day.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the year ended August 31, 2001 as filed in the Company's Annual Report on Form 10-K, the Company incurred significant losses from continuing operations during the previous two years ended August 31, 2001. In addition, considering borrowing limitations under the Company's existing credit agreement, the Company was not able to borrow any additional amounts under its credit agreement at November 30, 2001. These factors, among others, indicate that the Company may be unable to continue as a going concern.

Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to satisfy its obligations on a timely basis.
The generation of sufficient cash flow is dependent not only on the successful expansion of the Company's share of market for its product, but also on its ability to reduce inventories. The continuing primary focus is on increasing revenue levels to utilize excess capacity and to increase inventory turnover. The Company continues to review each sales territory to determine what actions may be taken to increase the Company's market share in that region. As reported at August 31, 2001 the Company has engaged the services of a consultant to facilitate the implementation of an inventory reduction program. The Company has implemented an aggressive inventory reduction program that is expected to reduce inventories by more than $1.5 million during fiscal 2002. During the first quarter of fiscal 2002, inventories were reduced by approximately $1.2 million. The Company continues to evaluate other methods of controlling inventory levels, including the possible purchase of computer software to more effectively control the purchasing and production processes. Management believes that the successful achievement of these initiatives combined with borrowings under its existing credit agreement should provide the Company with sufficient resources to meet its near term cash requirements. In addition, the Company is also considering a number of other strategic financing alternatives, however, no assurance can be made with respect to the viability of the Company. If the Company is not successful in achieving its initiatives or obtaining additional financing, it will be unable to continue operations which will have a material adverse effect on the price of its stock.

             PART II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibits
         --------

        Exhibit
           No.           Description
        --------         -----------

                         None


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

             TEMTEX INDUSTRIES, INC.



     DATE:     1/14/02                 BY: /s/ E.R.Buford
          -------------------------       ---------------------
                                            E. R. Buford
                                            President



     DATE:     1/14/02                 BY: /s/ R. L. DeLozier
          -------------------------       ----------------------
                                           R. L. DeLozier
                                           Secretary/Treasurer