Form 10-Q
period 2002-02-28
TEMTEX INDUSTRIES INC
filed 2002-04-15
CIK 110740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended February 28, 2002     Commission File No. 0-5940


                     TEMTEX INDUSTRIES, INC.
                     -----------------------

     (Exact name of Registrant as specified in its Charter)



           Delaware                            75-1321869
-------------------------------         -------------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)            Identification No.)



5400 LBJ Freeway, Suite 1375, Dallas, Texas           75240
-------------------------------------------       -------------
 (Address of principal executive offices)           (Zip Code)



                          972/726-7175
----------------------------------------------------------------
       (Registrant's telephone number including area code)



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
         (In thousands except share and per share data)

                                                     Three Months Ended             Six Months Ended
                                                         February 28,                  February 28,
                                                      2002           2001           2002          2001
                                                  -----------    -----------    -----------    -----------
Net sales                                         $     5,432    $     4,324    $    11,109    $     9,567
Cost of goods sold                                      5,155          4,174         10,142          8,786
                                                  -----------    -----------    -----------    -----------
                                                          277            150            967            781

Cost and expenses:
  Selling, general and administrative                   1,419          1,391          2,811          2,886
  Interest                                                126            126            271            213
  Other expense (income)                                   13             37             41            (15)
                                                  -----------    -----------    -----------    -----------
                                                        1,558          1,554          3,123          3,084
                                                  -----------    -----------    -----------    -----------

    NET LOSS                                      $    (1,281)   $    (1,404)   $    (2,156)   $    (2,303)
                                                  ===========    ===========    ===========    ===========

Basic and diluted loss per common share:               $ (.37)        $ (.41)        $ (.63)        $ (.67)
                                                       ======         ======         ======         ======

Basic and diluted weighted average common
    shares outstanding                              3,444,641      3,444,641      3,444,641      3,444,641
                                                  ===========    ===========    ===========    ===========




See notes to condensed consolidated financial statements.

            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
              Condensed Consolidated Balance Sheets
         (In thousands except share and per share data)


                                                                      February 28,     August 31,
                                                                          2002            2001
                                                                      -----------     -----------

(Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                           $       177     $       169
  Accounts receivable, less allowance for doubtful accounts
     of $199 at February 28, 2002 and $274 at August 31, 2001               2,523           2,967
  Inventories       4,508     6,881
  Prepaid expenses and other assets                                           181             159
                                                                      -----------     -----------

     TOTAL CURRENT ASSETS                                                   7,389          10,176

OTHER ASSETS                                                                   52              54

PROPERTY, PLANT AND EQUIPMENT
  Buildings and improvements                                                2,615           2,615
  Machinery, equipment, furniture and fixtures                             18,754          18,701
  Leasehold improvements                                                    1,309           1,309
                                                                      -----------     -----------
                                                                           22,678          22,625
  Less allowances for depreciation and amortization                        19,468          19,013
                                                                      -----------     -----------
                                                                            3,210           3,612
                                                                      -----------     -----------

                                                                      $    10,651     $    13,842
                                                                      ===========     ===========


                                                            February 28,    August 31,
                                                                2002           2001
                                                            -----------    -----------
                                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                             $     2,077    $     2,955
  Accounts payable                                                2,209          2,337
  Accrued expenses                                                  895            899
  Income taxes payable                                               13              8
  Current maturities of indebtedness to related parties              20             18
  Current maturities of long-term obligations                        46             44
                                                            -----------    -----------

     TOTAL CURRENT LIABILITIES                                    5,260          6,261

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities                                         1,537          1,547

LONG-TERM OBLIGATIONS,
  less current maturities                                           324            348

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - $1 par value; 1,000,000
    shares authorized, none issued                                   --             --
  Common stock - $.20 par value; 10,000,000 shares
    authorized, 5,286,125 shares issued                             720            720
  Additional capital                                              9,253          9,253
  Accumulated deficit                                            (6,004)        (3,848)
                                                            -----------    -----------
                                                                  3,969          6,125
Less:
    Treasury stock:
      At cost - 153,696 shares                                      439            439
      At no cost - 1,687,788 shares                                  --             --
                                                            -----------    -----------
                                                                  3,530          5,686
                                                            -----------    -----------


                                                            $    10,651    $    13,842
                                                            ===========    ===========


See notes to condensed consolidated financial statements.

            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
   Condensed Consolidated Statements of Cash Flows (Unaudited)
                         (in thousands)




                                                                Six Months Ended
                                                                   February 28,
                                                            --------------------------
                                                                2002           2001
                                                            -----------    -----------
OPERATING ACTIVITIES
  Net loss                                                  $    (2,156)   $    (2,303)
  Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
    Depreciation and amortization                                   463            564
    Provision for doubtful accounts                                  22             64
    Changes in operating assets and liabilities:
      Accounts receivable                                           422            351
      Inventories                                                 2,373           (138)
      Prepaid expenses and other assets                             (20)           (30)
      Accounts payable and accrued expenses                        (132)          (776)
      Income taxes payable                                            5           (295)
                                                            -----------    -----------

           NET CASH PROVIDED BY (USED IN)
               OPERATING ACTIVITIES                                 977         (2,563)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                        (61)          (189)
                                                            -----------    -----------

           NET CASH USED IN INVESTING ACTIVITIES                    (61)          (189)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit and
      long-term obligations                                          --          2,180
  Principal payments on revolving line of credit,
      long-term obligations and indebtedness
      to related parties                                           (908)           (23)
      NET CASH (USED IN) PROVIDED BY
          FINANCING ACTIVITIES                                     (908)         2,157
                                                            -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      8           (595)
Cash and cash equivalents at beginning of period                    169          1,021
                                                            -----------    -----------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD             $       177    $       426
                                                            ===========    ===========



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

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended February 28, 2002 are not necessarily indicative of the results that may be expected for the year ending August 31, 2002. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 2001.

Certain prior year amounts have been reclassified to conform with the current year's presentation. The most significant reclassification involved the reclassification of shipping and handling fees to cost of good sold to comply with EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs.To comply with EITF No. 00-10, shipping and handling fees have been reclassified to cost of goods sold.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the year ended August 31, 2001 as filed in the Company's Annual Report on Form 10-K, the Company incurred significant losses from continuing operations during the previous two years ended August 31, 2001. In addition, considering borrowing limitations under the Company's existing credit agreement, the Company continues to borrow the maximum available amount under its credit agreement. These factors, among others, indicate that the Company may be unable to continue as a going concern.

Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to satisfy its obligations on a timely basis. The generation of sufficient cash flow is dependent not only on the successful expansion of the Company's share of market for its product, but also on its ability to reduce inventories. The continuing primary focus is on increasing revenue levels to utilize excess capacity and to increase inventory turnover. The Company continues to review each sales territory to determine what actions may be taken to increase the Company's market share in that region. As reported at August 31, 2001, the Company has implemented an aggressive inventory reduction program. During the first six months of fiscal 2002, inventories were reduced by approximately $2,373,000. The Company continues to evaluate other methods of controlling inventory levels, including the expected purchase of computer software to more effectively control the purchasing and production processes. Management believes that the successful achievement of these initiatives combined with borrowings under its existing credit agreement should provide the Company with sufficient resources to meet its near term cash requirements. In addition, the Company is also considering a number of other strategic financing alternatives, however, no assurance can be made with respect to the viability of the Company.

NOTE B--INCOME TAXES

For the periods ended February 28, 2002 and 2001, no state and federal income tax benefit has been recorded as the Company has recorded a valuation allowance to fully reserve the net operating loss carryforwards since the realization of these assets is uncertain.

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

NOTE D--INVENTORIES

Inventories are summarized below:


                         February 28, 2002   August 31, 2001
                         -----------------   ---------------
                                  (in thousands)
Finished goods                $ 1,584             $ 2,662
Work in process                   501                 622
Raw materials and supplies      2,423               3,597
                              -------             -------
                              $ 4,508             $ 6,881
                              =======             =======


NOTE E--NOTES PAYABLE AND LONG-TERM DEBT

In September 2000, the Company entered into a three-year credit agreement with Frost Capital Group whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. The amount available under the facility is subject to limitations based on specified percentages of the Company's eligible outstanding accounts receivable and inventory. The outstanding principal is due on demand and bears interest at an annual rate of 1.25% above the specified bank's prime commercial interest rate. Interest is payable monthly and is added to the outstanding loan balance. The revolving credit facility does not require the maintenance of any financial ratios but does contain both affirmative and negative covenants. As reported in the Annual Report filed on Form 10-K for the year ended August 31, 2001, the Company had exceeded the limit on annual capital expenditures and had requested a waiver from the lender.
Although the Company had reached a verbal understanding with the lender, a written waiver was not received until The waiver was received in March 2002. As of the date of this filing, Tthe Company is currently in compliance with all of the loan covenants. The credit facility is secured by all assets of the Company and its subsidiary, Temco Fireplace Products. At February 28, 2002 there was approximately $2,077,000 outstanding under the credit facility, which was the maximum credit available on that day.

NOTE F--COMMITMENTS AND CONTINGENCIES

Due to the complexity of the Company's operations, disagreements occasionally occur.

In the opinion of management, the Company's ultimate loss from such disagreements and potential resulting legal action, if any, will not be significant.

NOTE G--FOREIGN OPERATIONS

At February 28, 2002 assets of approximately $877,000 were located at the Company's manufacturing facility in Mexico.

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

NET SALES

Net sales of fireplace products increased approximately 26% or $1,108,000 in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. The increase in sales resulted from an overall increase in the quantity of fireplaces delivered in the second quarter of 2002. Deliveries of gas fireplaces increased by approximately 42% between the comparative quarters while deliveries of woodburning fireplaces increased approximately 37%. Within the group of gas fireplaces, the most significant increase was recorded in the direct-vent segment which was approximately 59% of the increase. Between the comparative six-month periods, net sales increased approximately 16% or $1,542,000 in fiscal 2002, again due to the increase in quantities delivered. Deliveries of gas fireplaces increased approximately 16% between the comparative six months and delivers of woodburning fireplaces increased approximately 28%. Unit sale prices declined slightly between both periods as a result of price decreases necessary for the successful implementation of the Company's inventory reduction program.
were adversely affected by the implementation of the Company's aggressive inventory reduction program.

GROSS PROFIT

Gross profit increased from $150,000 or 3.5% to $277,000 or 5.1% from the second quarter of fiscal 2001 to the second quarter of fiscal 2002. Between the comparative six-month periods, gross profit increased from $781,000 or 8.2% in fiscal 2001 to $967,000 or 8.7% in fiscal 2002. The increase in gross profit in both of the comparisons was the direct result of the increase in sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $28,000 or approximately 2% in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. Between the comparative six-month periods, selling, general and administrative expenses decreased approximately $75,000 or 3%. Expenses as a percentage of net sales were approximately 26% for the current quarter compared to 32% for the second quarter of 2001 and 25% for the first six months of fiscal 2002 compared to 30% for the first six months of fiscal 2001. The improvements in the ratios were the direct result of the increase in net sales in the current fiscal year.

INTEREST EXPENSE

Interest expense remained the same at approximately $126,000 between the comparative second quarters. Interest expense increased from approximately $213,000 in the first six months of fiscal 2001 to approximately $271,000 for the first six months of fiscal 2002. The increase in the expense was caused by the increase in the average indebtedness, resulting from increased borrowings under the line of credit. Between the comparative quarters, an increase of approximately $950,000 in the average loan outstanding under the Company's notes payable was offset by a decrease of approximately 5% in the average interest rate charged in the second quarter of fiscal 2002. Between the comparative six month periods, the average loan outstanding increased by approximately $1,600,000 while the interest rate decreased by approximately 3%. The interest rate charged on the Company's long-term debt remained constant during all periods presented.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $977,000 for the first six months of 2002 compared to net cash used of $2,563,000 for the first six months of 2001. The increased cash flow from operations in the first six months of fiscal 2002 was primarily due to the change in working capital resulting from, principally the decrease in inventories brought about by the successful implementation of the Company's inventory reduction plan. The Company considers its inventory reduction plan to be substantially complete and does not expect significant reductions in inventories in future periods.

Working capital was $2,129,000 at February 28, 2002 compared to $3,915,000 at August 31, 2001. The decrease in working capital is primarily due to the decrease in inventories.

Capital expenditures and capitalized lease obligations for the first six months of 2002 were $61,000. Expenditures include amounts for tooling, dies, replacement items and major repairs to manufacturing equipment.

In September 2000, the Company entered into a three-year credit agreement with Frost Capital Group whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. The amount available under the facility is subject to limitations based on specified percentages of the Company's eligible outstanding receivables and inventory. The outstanding principal is due on demand and bears interest at an annual rate of 1.25% above the specified bank's prime commercial interest rate. Interest is payable monthly and is added to the outstanding loan balance. The revolving credit facility does not require the maintenance of any financial ratios but does contain several covenants. The credit facility is secured by all assets of the Company and its subsidiary, Temco Fireplace Products, Inc. At February 28, 2001 there was approximately $2,077,000 outstanding under the credit facility, which was the maximum credit available on that day.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the year ended August 31, 2001 as filed in the Company's Annual Report on Form 10-K, the Company incurred significant losses from continuing operations during the previous two years ended August 31, 2001. In addition, considering borrowing limitations under the Company's existing credit agreement, the Company continues to borrow the maximum amount under its credit agreement. These factors, among others, indicate that the Company may be unable to continue as a going concern.

Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to satisfy its obligations on a timely basis. The generation of sufficient cash flow is dependent not only on the successful expansion of the Company's share of market for its product, but also on its ability to control inventories. The continuing primary focus is on increasing revenue levels to utilize excess capacity and to increase inventory turnover. The Company continues to review each sales territory to determine what actions may be taken to increase the Company's market share in that region. During the first six months of fiscal 2002, inventories were reduced by approximately $2,373,000 as a result of the implementation of and substantial completion of an aggressive inventory reduction plan. The Company continues to evaluate other methods of controlling inventory levels, including the purchase of computer software to more effectively control the purchasing and production processes. Management believes that the successful achievement of these initiatives combined with borrowings under its existing credit agreement should provide the Company with sufficient resources to meet its near term cash requirements. In addition, the Company is also considering a number of other strategic financing alternatives, however, no assurance can be made with respect to the viability of the Company. If the Company is not successful in achieving its initiatives or obtaining additional financing, it will be unable to continue operations which will have a material adverse effect on the price of its stock.

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

                              TEMTEX INDUSTRIES, INC.



DATE:    4/15/02              BY:  /s/  E.R.Buford
     --------------              -----------------------
                                   E. R. Buford
                                   President



DATE:    4/15/02              BY:  /s/  R. L. DeLozier
     ---------------             ------------------------
                                   R. L. DeLozier
                                   Secretary/Treasurer