Form 10-Q
period 2002-05-31
TEMTEX INDUSTRIES INC
filed 2002-07-22
CIK 110740

===============================================================

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended May 31, 2002      Commission File No. 0-5940


                     TEMTEX INDUSTRIES, INC.
-----------------------------------------------------------------
     (Exact name of Registrant as specified in its Charter)


               Delaware                    75-1321869
  ---------------------------------    -------------------
   (State or other jurisdiction of      (I.R.S. Employer
   incorporation or organization)     Identification No.)


       5400 LBJ Freeway, Suite 1375
               Dallas, Texas                      75240
  --------------------------------------     ----------------
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

                         Yes   X      No
                            -------      -------

The Registrant had 3,444,641 shares of common stock, par value
$.20 per share, outstanding as of June 30, 2002.

 ==============================================================

                 PART I.  FINANCIAL INFORMATION

            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
   Condensed Consolidated Statements of Operations (Unaudited)
         (in thousands except share and per share data)



                                                     Three Months Ended            Nine Months Ended
                                                            May 31,                      May 31,
                                                     2002           2001           2002           2001
                                                  ----------     ----------     ----------     ----------
Net sales                                         $    5,729     $    5,036     $   16,838     $   14,603
Cost of goods sold                                     5,644          4,816         15,786         13,602
                                                  ----------     ----------     ----------     ----------
                                                          85            220          1,052          1,001

Cost and expenses:
  Selling, general and administrative                  1,419          1,912          4,230          4,798
  Interest                                               131            138            402            351
  Other expense                                           33             20             74              5
                                                  ----------     ----------     ----------     ----------
                                                       1,583          2,070          4,706          5,154

                                                  ----------     ----------     ----------     ----------
    LOSS FROM OPERATIONS
      BEFORE INCOME TAX BENEFIT                       (1,498)        (1,850)        (3,654)        (4,153)

Federal income tax benefit                               174             --            174             --
                                                  ----------     ----------     ----------     ----------

                 NET LOSS                         $   (1,324)    $   (1,850)    $   (3,480)    $   (4,153)
                                                  ==========     ==========     ==========     ==========

Basic and diluted loss per common share:          $     (.38)    $     (.54)    $    (1.01)    $    (1.21)
                                                  ==========     ==========     ==========     ==========

Basic and diluted weighted average common
   shares outstanding                              3,444,641      3,444,641      3,444,641      3,444,641
                                                  ==========     ==========     ==========     ==========



See notes to condensed consolidated financial statements.

            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
              Condensed Consolidated Balance Sheets
         (in thousands except share and per share data)



                                                                    May 31,         August 31,
                                                                     2002              2001
                                                                 ------------      ------------
                                                                  (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $         67      $        169
  Accounts receivable, less allowance for doubtful accounts of
     $206 at May 31, 2002 and $274 at August 31, 2001                   2,643             2,967
  Inventories                                                           3,866             6,881
  Prepaid expenses and other assets                                       368               159
                                                                 ------------      ------------
          TOTAL CURRENT ASSETS                                          6,944            10,176

OTHER ASSETS                                                               75                54

PROPERTY, PLANT AND EQUIPMENT
  Buildings and improvements                                            2,615             2,615
  Machinery, equipment, furniture and fixtures                         18,839            18,701
  Leasehold improvements                                                1,311             1,309
                                                                 ------------      ------------
                                                                       22,765            22,625
  Less allowances for depreciation and amortization                    19,704            19,013
                                                                 ------------      ------------
                                                                        3,061             3,612
                                                                 ------------      ------------
                                                                 $     10,080      $     13,842
                                                                 ============      ============



                                                                    May 31,         August 31,
                                                                     2002              2001
                                                                 ------------      ------------
                                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                  $      1,983      $      2,955
  Accounts payable                                                      3,161             2,337
  Accrued expenses                                                        804               899
  Income taxes payable                                                     13                 8
  Current maturities of indebtedness to related parties                    21                18
  Current maturities of long-term obligations                              46                44
                                                                 ------------      ------------

     TOTAL CURRENT LIABILITIES                                          6,028             6,261

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities                                               1,532             1,547

LONG-TERM OBLIGATIONS,
  less current maturities                                                 314               348

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - $1 par value; 1,000,000
    shares authorized, none issued                                         --                --
  Common stock - $.20 par value; 10,000,000 shares authorized,
    5,286,125 shares issued                                               720               720
  Additional capital                                                    9,253             9,253
  Retained deficit                                                     (7,328)           (3,848)
                                                                 ------------      ------------
                                                                        2,645             6,125
Less:
    Treasury stock
      At cost -153,696 shares                                             439               439
      At no cost - 1,687,788 shares                                        --                --
                                                                 ------------      ------------
                                                                        2,206             5,686
                                                                 ------------      ------------
                                                                 $     10,080      $     13,842
                                                                 ============      ============




See notes to condensed consolidated financial statements.

            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES
   Condensed Consolidated Statements of Cash Flows (Unaudited)
                         (In Thousands)


                                                                     Nine Months Ended
                                                                          May 31,
                                                                 -------------------------
                                                                    2002           2001
                                                                 ----------     ----------
OPERATING ACTIVITIES
  Net loss                                                       $   (3,480)    $   (4,153)
  Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
    Depreciation and amortization                                       699            852
    Provision for doubtful accounts                                      71             91
    Changes in operating assets and liabilities:
      Accounts receivable                                               253            306
      Inventories                                                     3,015            (75)
      Prepaid expenses and other assets                                 (56)           (77)
      Accounts payable and accrued expenses                             729           (134)
      Income taxes payable/receivable                                  (169)           282
                                                                 ----------     ----------

      NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                                        1,062         (2,908)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                           (148)          (283)
                                                                 ----------     ----------
      NET CASH USED IN INVESTING ACTIVITIES                            (148)          (283)

FINANCING ACTIVITIES
  Net proceeds from notes payable and long-term obligations            (972)         2,465
  Principal payments on long-term obligations and
      indebtedness to related parties                                   (44)           (36)
                                                                 ----------     ----------
      NET CASH (USED IN) PROVIDED BY
          FINANCING ACTIVITIES                                       (1,016)         2,429
                                                                 ----------     ----------


DECREASE IN CASH AND CASH EQUIVALENTS                                  (102)          (762)
Cash and cash equivalents at beginning of period                        169          1,021
                                                                 ----------     ----------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $       67     $      259
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

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ending August 31, 2002. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 2001.

Certain prior year amounts have been reclassified to conform with the current year's presentation. The most significant reclassification involved the reclassification of shipping and handling fees to cost of good sold to comply with EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the year ended August 31, 2001 as filed in the Company's Annual Report on Form 10-K, the Company incurred significant losses from continuing operations during the previous two years ended August 31, 2001. The Company has continued to operate at a loss since such date. In addition, the Company continues to borrow the maximum available amount under its credit agreement, and the lender has, consistent with its rights under the applicable loan documents, further decreased the Company's available borrowing base. Although the Company has recently consummated a transaction providing it with $1,500,000 in additional working capital, these factors, among others, indicate that the Company may be unable to continue as a going concern. The financial statements do not reflect adjustments, if any, necessary if management is unable to execute its current strategic plans.

Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to satisfy its obligations on a timely basis. The generation of sufficient cash flow is dependent not only on the successful expansion of the Company's share of market for its product, but also on its ability to reduce inventories, manage its costs, and otherwise create a more efficient operation. At present, the Company is primarily focused on increasing revenue levels to utilize excess capacity and to increase inventory turnover. As reported at August 31, 2001, the Company implemented an aggressive inventory reduction program. During the first nine months of fiscal 2002, inventories were reduced by approximately $3,015,000. The Company continues to evaluate other methods of controlling inventory levels, by more effectively controlling the purchasing and production processes.

The lack of adequate cash resources has become an increasingly difficult problem for the Company's management. Accordingly, effective July 19, 2002, the Company consummated a transaction with James E. Upfield, the Company's former Chairman of the Board and a holder of approximately 39% of the Company's outstanding common stock, and a group of investors led by William Y.
Tauscher, the new Chairman of the Company. As indicated, the Company generated $1,500,000 of additional working capital from this transaction. As a result of these developments, management believes that it will have sufficient resources to meet its near term cash requirements; however, no assurances can be given that unforeseen circumstances will not arise in the future requiring more cash than currently anticipated. Unless the Company is able to significantly improve its operating performance, additional outside financing will be difficult to obtain on acceptable terms, if at all.

NOTE B--INCOME TAXES

For the period ended May 31, 2002, a federal income tax benefit of $174,000 was recorded to reflect the amount of the federal income tax refund received in June 2002. The claim for the refund was the direct result of the tax provision regarding net operating loss carryback periods in the Job Creation and Worker Assistance Act of 2002 which was signed into law in March 2002. In addition, the Company has recorded a valuation allowance to fully reserve the remainder of the net operating loss carryforwards since the realization of these assets is uncertain.

The Company has net operating loss carryforwards of approximately $15,900,000 expiring in the years 2002 through 2015. In addition, the Company also has a federal net operating loss carryforward of approximately $8,600,000 which begins to expire in the year 2021.

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

NOTE D--INVENTORIES

Inventory costs consist mainly of material, labor and overhead. The Company evaluates raw materials, purchased parts, work-in-process and finished goods to ensure that inventory is not recorded at amounts in excess of estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's customer demand, product mix and salvage value. Inventories were reduced to estimated net realizable value at May 31, 2002 and August 31, 2001 resulting in a reduction to pre-tax income of approximately $754,000 and for nine months of fiscal 2002 and $391,000 for the entire fiscal year 2001. At May 31, 2002 and August 31, 2001, the reserve for excess and obsolete inventory was $190,000 and $458,000, respectively.

Inventories are summarized below:


                                        May 31, 2002   August 31, 2000
                                        ------------   ---------------
                                               (in thousands)
Finished goods                             $   1,280      $    2,662
Work in process                                  431             622
Raw materials and supplies                     2,155           3,597
                                        ------------   -------------
                                           $   3,866      $    6,881
                                        ============   =============



NOTE E--NOTES PAYABLE AND LONG-TERM DEBT

In September 2000, the Company entered into a three-year credit agreement with Frost Capital Group whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. The amount available under the facility is subject to limitations based on specified percentages of the Company's eligible outstanding accounts receivable. The outstanding principal is due on demand and bears interest at an annual rate of 1.25% above the specified bank's prime commercial interest rate.
Interest is payable monthly and is added to the outstanding loan balance. The revolving credit facility does not require the maintenance of any financial ratios but does contain both affirmative and negative covenants. As reported in the Annual Report filed on Form 10-K for the year ended August 31, 2001, the Company had exceeded the limit on annual capital expenditures and had requested a waiver from the lender. Although the Company had reached a verbal understanding with the lender, a written waiver was not received until March 2002. As of the date of this filing, the Company is in compliance with all of the loan covenants. On July 19, 2002, the Company entered into an amendment to the revolving facility which, among other things,
(1) permitted the financing transaction involving James Upfield and the William Tauscher group, and (2) subordinated its lien on the Company's inventory so as to permit the pledge of that inventory to Mr. Upfield to secure the Company's obligations under the Secured Term note. As of the filing date of this report, the credit facility is secured by all assets of the Company and its Temco Fireplace Products subsidiary, subject in the case of inventory to the prior lien in favor of Mr. Upfield. At
May 31, 2002 there was approximately $1,983,000 outstanding under the credit facility, which was the maximum credit available on that day and on July 18, 2002, a date immediately preceding the filing of this report, there was approximately $1,936,000 outstanding under the credit facility.

As part of the transaction consummated on July 19, 2002, the Company sold an aggregate principal amount of $750,000 of its Subordinated Convertible Notes due July 19, 2007 to four private investors. The Convertible Notes bear interest at the rate of 6% per annum (9% after a default) which is payable monthly commencing September 1, 2002. The outstanding principal under the Convertible Notes is due on July 19, 2007 or earlier upon an event of default. Further, to the extent the Company engages in certain transactions resulting in the sale of the business prior to the maturity date, the holders of the Convertible Notes maintain the right, at their election, to accelerate the payment of the debt to the effective date of such transaction. Commencing July 19, 2003, the Convertible Notes are convertible, at the option of the holders thereof, into shares of common stock of the Company at an initial conversion price of $0.60 per share. As a result, the Convertible Notes would collectively convert into 1,250,000 shares or, approximately 26.6% of the shares outstanding, assuming only the conversion of the Convertible
Notes. The Convertible Notes are convertible prior to July 19,
2003 upon an event of default at the election of the holders.
Lastly, to the extent the holders of the Convertible Notes do not voluntarily elect to receive the prepayment of the notes in connection with certain sale events as indicated above, the Convertible Notes will automatically convert upon the occurrence of such event at the then existing conversion price. The
Convertible Notes are unsecured obligations of the Company and are fully subordinated to the Company's indebtedness to Frost
Bank under the revolving credit facility and to its indebtedness to James Upfield as discussed below. In connection with the sale of the Convertible Notes, the Company issued to the purchasers of the Convertible Notes four common stock purchase warrants exercisable for an aggregate of 250,000 shares of the Company's common stock.
The warrants may be exercised for a period of five years at a per share purchase price of $0.60.

     Also as part of the transactions effected July 19, 2002, James E. Upfield, the Company's former Chairman of the Board loaned the Company $750,000 pursuant to a Secured Term Note due
July 19, 2005. This Term Note bears interest at the rate of 6% per annum (9% after a default) which is payable monthly commencing September 1, 2002. The outstanding principal balance of the Term Note is due on July 19, 2005 or earlier upon an event of default. The
Term Note issued to Mr. Upfield is secured by a first priority security interest in the Company's inventory and a second priority security interest in the Company's equipment (with the superior lien remaining pledged under the Company's credit facility with Frost Bank).

NOTE F--COMMITMENTS AND CONTINGENCIES

Due to the complexity of the Company's operations, disagreements occasionally occur.

In the opinion of management, the Company's ultimate loss from such disagreements and potential resulting legal action, if any, will not be significant.

NOTE G--FOREIGN OPERATIONS

At May 31, 2002 assets of approximately $876,000 were located at the Company's manufacturing facility in Mexico.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included as Item 1 of this report. This document contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of our management as well as assumptions made by, and information currently available, to our management. These statements include without limitation, the following:

* statements regarding our anticipated future capital requirements and the sufficiency of the working capital currently available to us;
* statements regarding our plans to expand our market share for our products and enhanced inventory turnover;
* statements regarding our plan to achieve targeted inventory reductions;
*     statements regarding the objectives of our management; and
* other statements which speak to projections of future conditions or our anticipated performance, including statements which contain the words "anticipate," "believe," "expect" and words or phrases of similar import, as they relate to us or our management.

You should be aware that these forward-looking statements are subject to certain risks, uncertainties and assumptions including, without limitation:

* our ability to generate sufficient cash flow to allow us to continue as a going concern;
*    our ability to meet our near term cash requirements;
* our ability to achieve certain efficiencies in our sales, purchasing and production processes; and
* our ability to overcome numerous other significant risks and difficulties including, but not limited to, those factors set forth under the heading "Risk Factors" in our Annual Report filed on Form 10-K for our fiscal year ended August 31, 2001 and in subsequently filed reports with the U. S. Securities and Exchange Commission.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein. Except as required by federal securities laws, we undertake no obligation to publicly update or revise any written or oral forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

Net Sales
---------

Net sales of fireplace products increased approximately 14% or $693,000 in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. The increase in sales resulted from an overall increase in the quantity of fireplaces delivered in the third quarter of 2002. Deliveries of gas fireplaces increased by approximately 30% between the comparative quarters while deliveries of woodburning fireplaces increased approximately 3%. Between the comparative nine-month periods, net sales increased approximately 15% or $2,235,000 in fiscal 2002, again due to the increase in quantities delivered. Deliveries of gas fireplaces increased approximately 21% between the comparative nine months and deliveries of woodburning fireplaces increased approximately 18%. Sales were favorably impacted by the sale of some obsolete fireplaces and associated items that are no longer being produced. Although sales and quantities both increased, unit sale prices declined slightly in both of the current year periods due to the sell-off of the obsolete items at reduced prices.

Gross Profit
------------

Gross profit decreased from $220,000 or 4.4% to $85,000 or 1.5% from the third quarter of fiscal 2001 to the third quarter of fiscal 2002. Between the comparative nine-month periods, gross profit increased from $1,001,000 in fiscal 2001 to $1,052,000 in fiscal 2002 but decreased as a percentage of net sales from 6.9% in fiscal 2001 to 6.2% in fiscal 2002. Sales of the obsolete items at reduced prices was the main cause of the reduction in gross profit percentages.


Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses decreased $493,000 or approximately 26% in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. Between the comparative nine-month periods, selling, general and administrative expenses decreased approximately $568,000 or 12%. Expenses as a percentage of net sales were approximately 25% for the current quarter compared to 38% for the third quarter of 2001 and 25% for the first nine months of fiscal 2002 compared to 33% for the first nine months of fiscal 2001. The improvements in the ratios were, in large part, the result of the increase in net sales in the current fiscal year. Significant decreases in advertising and group health expenses also contributed to the improvement.

Interest Expense
----------------

Interest expense decreased by approximately $7,000 between the comparative third quarters. Interest expense increased from approximately $351,000 in the first nine months of fiscal 2001 to approximately $402,000 for the first nine months of fiscal 2002. The changes in the expenses were caused by the changes in the average indebtedness under the line of credit. Between the comparative quarters, a decrease of approximately $278,000 in the average loan outstanding under the Company's notes payable was mainly responsible for the decrease in interest expense. The decrease in the loan outstanding resulted from a decrease in the availability due to a lower borrowing base. The Company continues to borrow the total amount available. Between the comparative nine-month periods, the average loan outstanding increased by approximately $1,100,000 while the interest rate decreased by approximately 1.8%. The first borrowings under the credit agreement occurred late in the first quarter of fiscal 2001, therefore, reducing the average loan outstanding for the first nine months of fiscal 2001. The interest rate charged on the Company's long-term debt remained constant during all periods presented.

Income Taxes
------------

The Company recorded a benefit of $174,000 for income taxes in the third quarter of fiscal 2002. The benefit reflects the refund received in June 2002 that was requested under the tax provisions of the Job Creation and Worker Assistance Act of 2002. The Company, before considering the valuation allowance, still has net deferred tax assets resulting primarily from net operating losses. Therefore, the Company has chosen to establish a valuation allowance to reserve the entire amount until such time that reassessment indicates that it is more likely than not that the benefits will be realized primarily through future taxable income.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $1,062,000 for the first nine months of 2002 compared to net cash used of $2,908,000 for the first nine months of 2001. The increased cash flow from operations in the first nine months of fiscal 2002 was primarily due to the reduction in inventory and the sell-off of obsolete inventory.

Working capital was $916,000 at May 31, 2002 compared to $3,915,000 at August 31, 2001. The decrease in working capital is primarily due to the decrease in inventories.

The lack of adequate cash resources has become an increasingly difficult problem for the Company's management. Specifically:

          * the Company is managing its cash on a day-to-day basis;

          * the inability to obtain raw materials and other materials from vendors and suppliers has, on occasion, resulted in significant plant slow-downs, thereby decreasing production and jeopardizing client relationships; and

          *     Frost Bank, the lender on the Company's
                revolving credit facility, has continued to reduce the Company's eligible accounts receivable, thereby further restricting the amount of cash the Company can borrow to finance its operations.

To remedy the serious deficiencies inherent in the Company's cash position, it consummated, effective July 19, 2002, a financing transaction involving James E. Upfield, the Company's former Chairman of the Board and an investment group led by William Y. Tauscher, the new Chairman of the Company. See "-Recent Events" below for a discussion of this transaction. As a result of these developments, management believes that it will have sufficient resources to meet its near term cash requirements; however, no assurances can be given that unforeseen circumstances will not arise in the future requiring more cash than currently anticipated. Unless the Company is able to significantly improve its operating performance, additional outside financing will be difficult to obtain on acceptable terms, if at all. Consequently, if the financing provided by the July 19, 2002 transaction is insufficient to satisfy the Company's near term cash requirements or if the Company is unable to obtain additional financing as needed, it is likely that the Company would be required to cease operations altogether.

A majority of the end-users of the Company's products are contractors and others engaged in the construction and remodeling markets, which tend to be most active in the summer and fall months. Since users of the Company's products and others engaged in this industry do not generally maintain significant inventories of building materials or component parts of structures the Company's sales are affected by this seasonality. As the Company enters the more active season, demands for additional capital for inventory purchases and equipment maintenance will significantly increase. Without sufficient funds, the Company will be unable to meet these increased demands. In addition, the Company operates in the durable goods sector of the building products industry, which is cyclical in nature and can be adversely affected by decreases in available consumer credit, increases in interest rates, declines in consumer confidence or other adverse developments in general economic conditions.

Capital expenditures and capitalized lease obligations for the first nine months of 2002 were $148,000. Expenditures include amounts for tooling, dies, replacement items and major repairs to manufacturing equipment.

In September 2000, the Company entered into a three-year credit agreement with Frost Capital Group whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. The amount available under the facility is subject to limitations based on specified percentages of the Company's eligible outstanding accounts receivable. The outstanding principal is due on demand and bears interest at an annual rate of 1.25% above the specified bank's prime commercial interest rate. Interest is payable monthly and is added to the outstanding loan balance. The revolving credit facility does not require the maintenance of any financial ratios but does contain both affirmative and negative covenants. As reported in the Annual Report filed on Form 10-K for the year ended August 31, 2001, the Company had exceeded the limit on annual capital expenditures and had requested a waiver from the lender.
Although the Company had reached a verbal understanding with the lender, a written waiver was not received until March 2002. As of the date of this filing, the Company is in compliance with all of the loan covenants. On July 19, 2002, the Company entered into an amendment to the revolving facility which, among other things,
(1) permitted the financing transaction involving James Upfield and the William Tauscher group, and (2) subordinated the bank's lien on the Company's inventory so as to permit the pledge of that inventory to Mr. Upfield to secure the Company's obligations under the Secured Term note. As of the filing date of this report, the credit facility is secured by all assets of the Company and its subsidiary, Temco Fireplace Products, subject in the case of the inventory to the prior lien of Mr. Upfield.
At May 31, 2002 there was approximately $1,983,000 outstanding under the credit facility, which was the maximum credit available on that day and on July 19, 2002, a date immediately preceding the filing of this report, there was approximately $1,936,000 outstanding under the credit facility.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the year ended August 31, 2001 as filed in the Company's Annual Report on Form 10-K, the Company incurred significant losses from continuing operations during the previous two years ended August 31, 2001. The Company has continued to operate at a loss since such date. In addition, considering borrowing limitations under the Company's existing credit agreement, the Company continues to borrow the maximum amount under its credit agreement and the lender has, consistent with its rights under the applicable loan documents, further decreased the Company's available borrowing base. Although the Company has recently consummated a transaction providing it with $1,500,000 in additional working capital, these factors, among others, indicate that the Company may be unable to continue as a going concern. The financial statements do not reflect adjustments, if any, necessary if management is unable to execute it current strategic plans.

Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to satisfy its obligations on a timely basis. The generation of sufficient cash flow is dependent not only on the successful expansion of the Company's share of market for its product, but also on its ability to reduce inventories, manage its costs, and otherwise create a more efficient operation. At present, the Company is primarily focused on increasing revenue levels to utilize excess capacity and to increase inventory turnover. As reported at August 31, 2001, the Company implemented an aggressive inventory reduction program. During the first nine months of fiscal 2002, inventories were reduced by approximately $3,015,000. The Company continues to evaluate other methods of controlling inventory levels, by more effectively controlling the purchasing and production processes.

The lack of adequate cash resources has become an increasingly difficult problem for the Company's management. Accordingly, effective July 19, 2002, the Company consummated a transaction with James E. Upfield, the Company's former Chairman of the Board and a holder of approximately 39% of the Company's outstanding common stock, and a group of investors led by William Y.
Tauscher, the new Chairman of the Company. As indicated, the Company generated $1,500,000 of additional working capital from these transactions. As a result of these developments, management believes that it will have sufficient resources to meet its near term cash requirements; however, no assurances can be given that unforeseen circumstances will not arise in the future requiring more cash than currently anticipated. Unless the Company is able to significantly improve its operating performance, additional outside financing will be difficult to obtain on acceptable terms, if at all. Consequently, if the financing provided by the July 19, 2002 transaction is insufficient to satisfy the Company's near term cash requirements or if the Company is unable to obtain additional financing as needed, it is likely that the Company would be required to cease operations altogether.

Recent Events
-------------

Effective July 19, 2002, a group of four private investors led by William Y. Tauscher, loaned the Company an aggregate $750,000 pursuant to the Company's Subordinated Convertible Notes due
July 19, 2007. The Convertible Notes bear interest at the rate of 6% per annum (9% after a default) which is payable monthly commencing September 1, 2002. The outstanding principal under the Convertible Notes is due on July 19, 2007 or earlier upon an event of default. Further, to the extent the Company engages in certain transactions resulting in the sale of the business prior to the maturity date, the holders of the Convertible Notes maintain the right, at their election, to accelerate the payment of the debt to the effective date of such transaction. Commencing July 19, 2003, the Convertible Notes are convertible, at the option of the holders thereof, into shares of common stock of the Company at an initial conversion price of $0.60 per share. As a result, the Convertible Notes would collectively convert into 1,250,000 shares or, approximately 26.6% of the shares outstanding, assuming only the conversion of the Convertible Notes. The Convertible Notes are convertible prior to July 19, 2003 upon an event of default at the election of the holders. Lastly, to the extent the holders of the Convertible Notes do not voluntarily elect to receive the prepayment of the notes in connection with certain sale events as indicated above, the Convertible Notes will automatically convert upon the occurrence of such event at the then existing conversion price. The Convertible Notes are unsecured obligations of the Company and are fully subordinated to the Company's indebtedness to Frost Bank under the revolving credit facility and to its indebtedness to James Upfield as discussed below. In connection with the sale of the Convertible Notes, the Company issued to the purchasers of the Convertible Notes four common stock purchase warrants exercisable for an aggregate of 250,000 shares of the Company's common stock. The warrants may be exercised for a period of five years at a per share purchase price of $0.60.

     Also on July 19, 2002, James E. Upfield loaned the Company $750,000 pursuant to a Secured Term Note due July 19, 2005. This
Term Note bears interest at the rate of 6% per annum (9% after a default) which is payable monthly commencing September 1, 2002. The outstanding principal balance of the Term Note is due on July 19, 2005 or earlier upon an event of default. The Term Note issued to Mr. Upfield is secured by a first priority security interest in the Company's inventory and a second priority security interest in the Company's equipment (with the superior lien remaining pledged under the Company's credit facility with Frost Bank).


As part of the transactions involving the issuance of the Convertible Subordinated Notes to the Tauscher group and the Secured Term Note to Mr. Upfield, the following rights were granted and agreements were made:

     * Holders of the Convertible Notes were granted certain "piggy-back" registration rights by the Company for the conversion shares underlying the Convertible Notes.

     * The Company, Mr. Upfield and the holders of the Convertible Notes entered into a Voting Agreement in which (A) Mr. Upfield agreed to vote all of his shares of common stock for up to three (3) board designees nominated by the holders, (B) the holders agreed to vote all of their shares of common stock, if any, for up to three (3) board designees nominated by Mr. Upfield, (C) the Company agreed, consistent with its fiduciary obligations to its shareholders and others, to give effect to the nominations made by each of the constituent groups. The Voting Agreement will terminate upon (1) a change of control of the business,
           (2) at such time as the holders of the Convertible Notes own less than $200,000 of the Convertible Notes or less than 120,000 conversion shares, (3) July 19, 2007 or
           (4) upon agreement between the parties. Further, each side (meaning, the holders of the Convertible Notes on the one hand and Mr. Upfield on the other) has the ability to terminate the Voting Agreement at any time if the Company shall fail to observe the nomination of that side.

     * The Board of Directors has been increased from five (5) to six (6) members with the current slate consisting of James E. Upfield, Scott Upfield, Richard Griner, William Y. Tauscher, Richard Anderson and David Dalton. As part of this restructuring of the board, Mr. James Upfield has agreed to step down from the Chairmanship and Mr. Tauscher has assumed the role of Chairman of the Board. The Company has entered into a Services Agreement with Mr. Tauscher pursuant to which he will continue to serve as the Company's Chairman until July 19, 2005 for a fee of $120,000 annually.

           Should Mr. Tauscher die before his term under the Services Agreement, the Director designee of the holders of the Convertible Notes have the right to select a new Chairman to complete the unexpired term of Mr. Tauscher's Services Agreement provided that the terms and conditions of the new chairman's services are substantially similar to Mr. Tauscher's Services Agreement.

     * Mr. E. R. Buford, the Company's President since 1979 and its Chief Executive Officer since 1986 and the Company have entered into a Separation Agreement pursuant to which Mr. Buford will retire from the Company effective October 19, 2002.

     * Mr. Richard Anderson has agreed, effective July 19, 2002 to assume the role of the Company's Chief Executive Officer and President pursuant to the terms of an Employment Agreement commencing on such date and continuing until July 19, 2005. Mr. Anderson will receive a base salary of $240,000 from the Company. According to the terms of the agreement with Mr. Anderson, he may only be terminated by the Company "for cause" as defined therein.

     * In connection with his employment offer, Mr. Anderson received an option exercisable for 500,000 shares of the Company's common stock at an exercise price of $0.55 per share.

Although management of the Company believes that the cash provided by these financing transactions and the related changes in management will have a positive impact on the Company's operating performance in the future, no assurances can be given that the Company will benefit from these transactions or actions or that if it does benefit from these transactions or actions that it will prove sufficient to ensure the commercial viability of the Company's business.

On June 28, 2002, Ernst & Young LLP notified the Company that it had resigned as the Company's independent auditors. The reports of Ernst & Young LLP on the Company's consolidated financial statements as of August 31, 2000 and August 31, 2001, and for the years then ended, contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principle except that the report contained an explanatory paragraph that raised substantial doubt about the Company's ability to continue as a going concern. In connection with its audits for these two recent fiscal years and during the interim period through the date the relationship ended, there have been no disagreements with Ernst & Young LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst
& Young LLP to make reference thereto in their report on the financial statements for such years. Effective July 1, 2002, the board of directors of the Company approved the appointment of Weaver &
Tidwell LLP as its new independent auditors. Prior to their appointment, management of the Company had not previously consulted with Weaver & Tidwell concerning any accounting, auditing, or reporting matter.

Critical Accounting Policies
----------------------------

The Securities and Exchange Commission has indicated that a "critical accounting policy" is one which is both important to the portrayal of a company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following accounting policies fit this definition:

Allowance for doubtful accounts. Certain of the trade accounts receivable are subject to bad debt losses. A reserve has been recorded to reflect expected bad debt losses based on past experience with similar accounts receivable. The reserve is believed to be reasonable. However, it is possible that the accuracy of the reserve could be affected substantially due to changing economic conditions. The reserve is reviewed on a regular basis and adjusted as necessary to react to these changes as soon as possible. There can be no assurance that the Company will be able to accurately estimate bad debt losses on its accounts receivable.

Excess and obsolete reserve. The Company has estimated that it has approximately $190,000 of raw material, purchased parts, and work-in-process inventory that has not been utilized in the production of finished goods, as well as finished goods that are not saleable items due to obsolescence. A reserve is calculated and then recorded using the prior history of usage and sales to estimate excess inventory and on projections of future production and future sales to estimate obsolescence. The Company believes that the reserve is adequate. It is possible, however, that the adequacy could be materially affected in the future by factors such as customer demands and preferences, economic events, and governmental and listing agency regulations. During the third quarter of fiscal 2002, the Company increased its write-off of inventory due to, among other reasons, the failure to realize anticipated revenue on sales of excess and obsolete inventory and a reserve that was less than appropriate.

Income taxes. The Company has a history of unprofitable operations from losses incurred in 2001 as well as prior years. These losses generated a sizeable federal tax net operating loss, or NOL, carry forward of approximately $9 million. Generally accepted accounting principles require that a valuation allowance be recorded against the deferred tax asset associated with the NOL if it is "more likely than not" that the Company will not be able to apply the asset to taxes due on future earnings. Due to the amount of deferred tax asset and the uncertainties of the prospects of the Company, the asset has not been recognized.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
         RISK.

The Company does not currently engage in commodity futures trading or hedging activities and does not enter into derivative financial instrument transactions for trading or other speculative purposes. The Company also does not currently engage in transactions in foreign currencies or in interest rate swap transactions that could expose it to market risk. The Company may be exposed, in the normal course of doing business, to market risk through changes in interest rates, but management does not believe that it has a material interest rate risk to manage.


                    PART II.  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 7, 2002, the Company held its annual meeting of stockholders in Dallas, Texas. At this meeting, shareholders of the Company were asked to vote on the election of members to the board of directors. All of the nominated directors were elected by the Company's stockholders as a result of the following votes:

                             Votes "For"   Votes "Against"
                               Election        Election
         James E. Upfield     3,203,540        119,491
         E.R. Buford          3,191,910        131,121
         Larry J. Parsons     3,202,910        120,121
         Scott K. Upfield     3,202,910        120,121
         Richard W. Griner    3,202,910        120,121

No other matters were submitted to our stockholders at the annual meeting.

As indicated above, Messrs. Buford and Parson resigned effective
July 19, 2002.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits.
           --------

             No.    Document Title
           ------   -------------------------------------------------------

            4.1 Note Purchase Agreement by and among the Registrant, William Y. Tauscher, Richard Anderson, David Dalton, and the Leonard Kee Living Trust dated as of July 19, 2002.*

            4.2 Investors' Rights Agreement by and among the Registrant, William Y. Tauscher, Richard Anderson, David Dalton, and the Leonard Kee Living Trust dated as of July 19, 2002.*

            4.3 Voting Agreement by and among James Upfield, the Registrant, William Y. Tauscher, Richard Anderson, David Dalton, and the Leonard Kee Living Trust dated as of July 19, 2002.*

            4.4 Form of Subordinated Convertible Note issued under the Note Purchase Agreement by and among the Registrant William Y. Tauscher, Richard Anderson, David Dalton, and the Leonard Kee Living Trust dated as of July 19, 2002.*

            4.5 Form of Common Stock Purchase Warrant issued in connection with the Note Purchase Agreement by and among the Registrant, William Y. Tauscher, Richard Anderson, David Dalton, and the Leonard Kee Living Trust dated as of July 19, 2002.*

           10.1 Secured Term Note by the Registrant in favor of James Upfield dated as of July 19, 2002.*

           10.2 Security Agreement by the Registrant in favor of James Upfield dated as of July 19, 2002.*

           10.3 Security Agreement by Temco Fireplace Products, Inc. in favor of James Upfield dated as of July 19, 2002.*

           10.4 Employment Agreement by and between the Registrant and Richard Anderson dated as of July 19, 2002.*

           10.5 Stock Option Agreement by and between the Registrant and Richard Anderson dated as of July 19, 2002.

           10.6 Services Agreement by and between the Registrant and William Y. Tauscher dated as of July 19, 2002.*

           10.7 Amendment, dated July 19, 2002, to Loan Agreement between the Registrant, Temco Fireplace Products, Inc. and the Frost National Bank dated September 6, 2000.*

           10.8 Subordination Agreement by and among William Y. Tauscher, Leonard Kee, Richard Anderson, the Frost National Bank, and James E. Upfield dated as of July 19, 2002.*

                   *Filed herewith


      (b)  Reports on Form 8-K
           -------------------

	     The Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

                           SIGNATURES
                           ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TEMTEX INDUSTRIES, INC.



DATE:     July 19, 2002             By:  /s/E.R.BUFORD
                                      ---------------------------
                                       E.R. Buford
                                       President



DATE:     July 19, 2002                 By:  /s/R. L. DELOZIER
                                      ---------------------------
                                       R. L. DeLozier
                                       Secretary/Treasurer

                        INDEX TO EXHIBITS


  No.    Document Title
------   -------------------------------------------------------

  4.1     Note Purchase Agreement by and among the Registrant,
          William Y. Tauscher, Richard Anderson, David Dalton, and the Leonard Kee Living Trust dated as of July 19,
          2002.*

  4.2 Investors' Rights Agreement by and among the Registrant, William Y. Tauscher, Richard Anderson, David Dalton, and the Leonard Kee Living Trust dated as of July 19,
          2002.*

  4.3     Voting Agreement by and among James Upfield, the
          Registrant, William Y. Tauscher, Richard Anderson, David Dalton, and the Leonard Kee Living Trust dated as of July 19, 2002.*

  4.4 Form of Subordinated Convertible Note issued under the Note Purchase Agreement by and among the Registrant William Y. Tauscher, Richard Anderson, David Dalton, and the Leonard Kee Living Trust dated as of July 19, 2002.*

  4.5 Form of Common Stock Purchase Warrant issued in connection with the Note Purchase Agreement by and among the Registrant, William Y. Tauscher, Richard Anderson, David Dalton, and the Leonard Kee Living Trust dated as of July 19,
          2002.*

 10.1     Secured Term Note by the Registrant in favor of James
          Upfield dated as of July 19, 2002.*

 10.2     Security Agreement by the Registrant in favor of James
          Upfield dated as of July 19, 2002.*

 10.3 Security Agreement by Temco Fireplace Products, Inc. in favor of James Upfield dated as of July 19, 2002.*

 10.4 Employment Agreement by and between the Registrant and Richard Anderson dated as of July 19, 2002.*

 10.5 Stock Option Agreement by and between the Registrant and Richard Anderson dated as of July 19, 2002.

 10.6 Services Agreement by and between the Registrant and William Y. Tauscher dated as of July 19, 2002.*

 10.7 Amendment, dated July 19, 2002, to Loan Agreement between the Registrant, Temco Fireplace Products, Inc. and the
          Frost National Bank dated September 6, 2000.*

 10.8     Subordination Agreement by and among William Y.
          Tauscher, Leonard Kee, Richard Anderson, the Frost
          National Bank, and James E. Upfield dated as of July 19, 2002.*

*Filed herewith