Form 10-K
period 2002-08-31
TEMTEX INDUSTRIES INC
filed 2002-12-12
CIK 110740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended:  August 31, 2002

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

                  Commission File Number 0-5940

                     TEMTEX INDUSTRIES, INC.
     (Exact name of registrant as specified in its charter)

            Delaware                        75-1321869
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)

1190 West Oleander Avenue, Perris, California            92571
(Address of principal executive offices)               (Zip Code)

Company's Registrant's telephone number, including area code:
     909/657-7311

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
YES   X     NO
    ----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X

As of December 5, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $882,782.

As of December 5, 2002, there were 3,444,641 shares of common stock, par value $0.20 per share, of the registrant outstanding.

                        -----------------

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 13, 2003 are incorporated by reference into Part III.

                             PART I

ITEM 1.   BUSINESS

Fireplace Products
------------------

We are a major producer of metal fireplace products used in the residential construction markets. We manufacture woodburning metal fireplaces as well as those utilizing natural gas and liquified petroleum fuels. Our company was organized in 1969 under the name Monnfield Industries, Inc. and in 1971 changed our name to Temtex Industries, Inc. In August 1971, we merged with Texas Clay Industries, Inc., thereby acquiring several businesses, including a face brick business. We completed the sale of Texas Clay Industries, then an operating division of the Company, in January 1999. As of the date of this report, we have no continuing operations related to any businesses we acquired in the merger with Texas Clay Industries. Through a wholly owned subsidiary, Temco Fireplace Products, Inc. we manufacture and distribute factory built metal woodburning and gas fireplace equipment. For the fiscal year ended August 31, 2002, we had aggregate sales of fireplace products of approximately $22.3 million and reported a net loss from continuing operations of approximately $6.0 million.

FACTORY BUILT WOODBURNING FIREPLACE PRODUCTS. A factory built metal fireplace is similar in function to a masonry fireplace, except that the firebox and flue pipe chimney are fabricated from stainless and coated steels and shipped as a unit to the purchaser or construction site. The inside of the firebox of a factory built metal fireplace is completely lined with an embossed brick pattern refractory, giving the appearance of a masonry surface. The inner pipe of the flue is made from stainless steel. Because factory built metal fireplaces are prefabricated, contractors can install them more easily and at lower cost than is the case with traditional masonry fireplaces. In addition, because factory built metal fireplaces utilize a metal flue instead of a masonry chimney, they offer enhanced placement flexibility. We manufacture and distribute factory built fireplaces in a full range of prices for each of the common fuel categories (i.e., wood logs, natural gas and liquified petroleum products). In addition, we either manufacture or purchase from others for use in conjunction with our fireplace products certain essential components or optional enhancements such as glass doors, blower kits, outside air kits, screens and grates. These items are incorporated into the factory built metal fireplace units during the assembly process or shipped in conjunction with a fireplace unit for subsequent assembly, depending upon customer specifications. We do not currently manufacture accessories for fireplace units manufactured by third parties or for existing masonry fireplaces, except for vented and vent free gas logs.

VENTFREE GAS LOGS AND VENTFREE FIREPLACES. During fiscal 1992, Temtex introduced its American Dream[TM] ventfree gas log and a related ventfree fireplace unit. The American Dream[TM] ventfree gas log is a simulated wood log and burner set assembly utilizing a patented design. This design permits the burning of natural gas or liquefied petroleum products, such as propane, to provide heat without the necessity of venting carbon monoxide from the combustion area. The simulated wood logs utilized in the American Dream[TM] ventfree gas log set are made of a soft ceramic material to resemble wood logs and the embers produced by the burning of wood logs. As the soft ceramic material is heated by the burner set, it radiates heat and produces a red glow resembling that produced by wood logs in a masonry fireplace. We also market our ventfree gas logs under the Firetech 2000[R] brand name. Unlike vented fireplaces, which must be located where outside venting can be effected, our ventfree gas logs may be placed in any location where a heat source is desired, including existing fireplaces. Existing fireplaces can be modified to accommodate the use of our ventfree gas logs at a relatively low cost.

Temtex markets ventfree gas log products, which consist of several different size ventfree gas log sets, ventfree gas heaters, and fireplace units. Sales of the combined ventfree gas log and fireplace units have been made primarily to new home contractors, while significant quantities of the ventfree gas log sets not associated with a factory built fireplace unit have been sold to independent distributors and contractors serving the remodeling and retrofit markets.

DIRECT-VENT GAS FIREPLACES. We manufacture a broad range of direct-vent gas fireplaces. Direct-vent fireplaces burn natural gas or liquefied petroleum products. A direct-vent fireplace system is a closed system vented to the outside of the house so that no combustion air or flue products enter the house. The direct-vent fireplace market is the fastest growing segment of the hearth industry.

TOP VENT FIREPLACES. We also manufacture a broad line of decorative vented fireplaces which exhaust flue products through a class "B" chimney.

MARKETING AND DISTRIBUTION. We sell our fireplaces, ventfree gas logs and related accessories nationwide primarily through third party sales representatives to installing distributors, two-step distributors (that is, distributors who resell to other distributors) and retailers and, to a lesser extent, through our own sales force. A majority of our fireplaces are ultimately purchased by homebuilders and others engaged in the construction of new housing or remodeling of existing homes. We have distributors in all regions of the country serving builders and remodelers. Our fireplace products are used by many of the country's best known home builders.

Although we ship our fireplace products nationwide, our sales tend to be somewhat concentrated in the states where new housing construction is most active. Because we typically produce our products to meet specific orders by contractors, large distributors or retailers, we do not maintain material amounts of inventories in excess of anticipated short-term demand. The raw materials for our fireplace products are readily available from a variety of sources. During the fiscal year ended August 31, 2002, no single customer for fireplace products accounted for more than 10% of our consolidated sales.

MANUFACTURING. We currently fabricate our factory built fireplace units from stainless and coated steels acquired from vendors and brick pattern refractory of our own manufacture. During the fabrication process, we add components and other hardware purchased from vendors. Glass doors, fan kits and blowers designed for our factory built fireplace units are usually shipped separately. We produce a variety of sizes and styles of factory built fireplace units for both the single family and multi-family markets. In the case of the ventfree gas log units, we incorporate an oxygen detecting safety pilot and a valve acquired from vendors. The ventfree gas log components are then further assembled and placed under an arrangement of soft ceramic simulated wood logs.

COMPETITION; PATENTS. There are a number of manufacturers producing factory built metal fireplaces and related accessories similar to our products and the market for these products is very competitive. We believe that we are among the larger producers of such products and that we market a full range of factory built fireplace units at competitive prices. However, several of our major competitors enjoy a more dominant position in the industry and have much greater resources than we do. Some of our ventfree gas log products utilize a patented design, which we own. Other companies have introduced products which compete with our ventfree log sets.

Corporate Consolidation
-----------------------

Our management is continuing in its efforts to streamline our operations, reduce costs, and improve our efficiencies. Towards this end, we are in the process of certain consolidation measures. We completed the first step toward this consolidation when we relocated our principal executive offices from Dallas,
Texas to Perris, California on September 30, 2002.   We are
currently in the process of significantly reducing our operations at our Manchester, Tennessee facility. A number of manufacturing activities historically carried out in Tennessee will instead be consolidated with the manufacturing operations currently conducted at our Mexicali, Mexico facility. As a result, there will be a significant reduction in force at our Manchester facility with a roughly corresponding increase in employees at our Mexicali facility. As part of this consolidation effort, we will also be transferring a significant amount of equipment and materials from Manchester to Mexicali. Once this consolidation is completed, the bulk of our manufacturing activity will be carried out at our Mexicali plant, with limited production continuing in Manchester, Tennessee. We anticipate our Perris, California location continuing to serve as our corporate headquarters as well as a center for warehousing and distribution activities.

Inventories and Payment Terms
-----------------------------

As a general rule, our customers are not permitted to return fireplaces nor are they granted extended payment terms on any of these products. As a result, our working capital needs are less than would be the case if we carried significant amounts of inventory, accepted returns of merchandise or granted extended payment terms. Generally, receivables are due within 30 days.


Patents and Trademarks
----------------------

We own a variety of patents, trademarks and trade names. The consumer products we manufacture are sold primarily under the trademark or trade names of Temco[R], Temco American Dream[R], Firetech 2000[R] and Prestige[R]. Some of the patents owned give us some unique product features. We do not consider any one or group of our patents, trademarks or trade names to be material to our business as a whole, except for the patent relating to our ventfree fireplace products. This patent was purchased in 2002 and expires in 2008.

Seasonality
-----------

A majority of the end-users of our products are contractors and others engaged in the construction and remodeling markets, which tend to be most active in the summer and fall months. Since users of our products and others engaged in this industry do not generally maintain significant inventories of building materials or component parts of structures, such as factory built fireplace units, our sales are affected by this seasonality. In addition, we operate in the durable goods sector of the building products industry, which is cyclical in nature and can be adversely affected by decreases in available consumer credit, increases in interest rates, declines in consumer confidence or other adverse developments in general economic conditions.

Backlog
-------

The table set forth below gives certain information with respect to our approximate backlog.

                                 August 31,
                         -------------------------
                            2002           2001
                         ----------     ----------
     Backlog orders      $  930,000     $  486,000


As of August 31, 2002, the amount of backlog of orders shown above is believed to be firm and the orders are expected to be filled during fiscal year 2003. We do not consider backlog amounts to be significant due to the short-term nature of our customer's order patterns.

Government Regulations
----------------------

Many state and local building, fire and safety codes limit or prohibit the installation of heating sources that burn natural gas or liquefied petroleum products, unless such sources are accompanied by a vent, flue or chimney. Unlike other combustion-based heat sources, our ventfree gas logs do not emit significant amounts of carbon monoxide. Therefore, ventilation away from the heat source is not necessary to assure the safety of occupants of the dwelling in which ventfree gas logs are installed. We have been relatively successful to date in obtaining waivers, as needed, of the application of, or amendment to, the building fire and safety codes in a variety of jurisdictions to permit the installation of our ventfree gas logs. To the extent that we are unsuccessful in obtaining such waivers of, or amendments to, the relevant statutes or regulations in any of the major housing markets in the United States, sales of ventfree gas products may be adversely affected.

We do not anticipate that compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have any material effect upon capital expenditures or earnings and will not materially affect the competitive position of either us or our subsidiaries.

Employees
---------

As of August 31, 2002, we employed 373 persons (including employees of our subsidiaries) of whom 94 were salaried and 279 were hourly employees. As part of our consolidation efforts (See "Corporate Consolidation" above) we plan to significantly reduce our hourly and salaried employees in our Manchester, Tennessee manufacturing facilities. Approximately one hundred of the positions that we will eliminate in Tennessee will be re-located to our Mexicali facility. We expect a small increase in administrative staff in our corporate headquarters in Perris, California, as a result of this consolidation.

ITEM 2.   PROPERTIES

Corporate Office
----------------

Our executive offices are located at 1190 West Oleander Avenue, Perris, California 92571. Such offices consist of a suite of small offices adjoining our manufacturing facility (consisting of approximately 78,000 square feet), which was leased under a twenty-five year lease with an original expiration date of September 30, 1998. The lease was extended for an additional ten years on March 29, 1994, to expire on September 30, 2008. The current monthly base rental for the Perris location is $6,368. Prior to September 30, 2002, our corporate headquarter were located at 5400 LBJ Freeway, Suite 1375, Dallas Texas 75240. Instead of renewing our lease for the Dallas office space, we chose to utilize existing space at our manufacturing facility in Perris, California. The relocation of our corporate headquarters was part of our broader ongoing strategic plan to streamline operations and increase efficiencies (See "Business - Corporate Consolidation" above).

Fireplace Products
------------------

We manufacture, assemble and distribute our fireplace products in our facilities at Manchester, Tennessee; Perris, California; and Mexicali, Baja California, Mexico.

Our Manchester, Tennessee facility contains approximately 157,000 square feet. The Manchester, Tennessee facility is leased by us from HUTCO, a California partnership of which Mr. James E. Upfield (Member of the Board of Directors) is a general partner. The original lease provided for a twenty-five year term, expiring in 2014 with a monthly rental of $13,020, subject to certain scheduled rental escalations based upon increases in the consumer price index. During fiscal 1994, we entered into a new lease agreement with HUTCO whereby HUTCO expanded the Manchester, Tennessee facility by 30,000 square feet. The revised lease expires in 2020, and maintains a current rent of $23,960 per month, subject to future increases based upon changes in the consumer price index. In the opinion of our management, the leases from HUTCO were consummated on terms and conditions as favorable to us as terms and conditions obtainable from non-affiliated parties. In light of our reduced operations at this facility (see "Business - Corporate Consolidation" above), we will be investigating ways to better use any unutilized space, including possible sub-leasing. No definitive plans have been made as of the date of this report.

Our facility in Perris, California is located on ten acres of land and contains approximately 78,000 square feet. We currently manufacture flue pipe chimney and concrete log sets in this facility. Perris also serves as a West Coast distribution center for our products. We lease this facility under a long-term lease expiring September 30, 2008. The monthly rental rate for this facility is $6,368.

During 2000, we completed expansion of the facility in Mexicali, Mexico from 35,000 square feet to 49,000 square feet to accommodate the transfer to the Mexico plant of manufacturing operations that have been historically conducted in our Manchester, Tennessee facility. The lease for the facility provides for basic monthly rental of $17,475 (U.S.) and expires in April 2005. This facility currently manufactures fireplaces and component parts for use by our Perris, California plant. In September 2002, we entered into an agreement with the landlord to further expand the facility in Mexicali to 76,000 square feet. Facility expansion costs will be built into the monthly payment terms under a new seven-year operating lease, effective December 2002. Under this new operating lease, our current monthly rent for the Mexicali facility is $29,000 per month.

ITEM 3.   LEGAL PROCEEDINGS

From time to time we are involved in litigation that arises through the normal course of business operations. As of the date of this report, however, we are not a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our business or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                             PART II

ITEM 5.   MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

MARKET FOR COMMON STOCK. Effective February 1, 2000, we moved the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. We maintained our ticker symbol TMTX. Effective April 25, 2001, our stock was delisted from the Nasdaq Stock Market and now trades on the Over The Counter Bulletin Board (OTCBB)[R] under the symbol TMTX.OB. In the second quarter of 2003, a new market, the Bulletin Board Exchange ("BBX"), will be launched. The OTCBB will be phased out within six months of the launching of the BBX and will, in essence, be replaced by the BBX. Companies that are currently quoted on the OTCBB can be listed on the BBX if they satisfy certain listing standards. Those companies which do not meet the standards by the end of the phase-out period will be traded on over-the-counter markets such as the Pink Sheets.

We believe that we will qualify for trading on the BBX when this transition is effected; however, if we are not qualified to trade on the BBX our stockholders will find it very difficult, if not impossible, to sell their shares of our common stock until such time as we qualify for trading on the BBX or another national exchange or quotation system.

The following table summarizes the high and low sales prices of the common stock provided to us by the Nasdaq Stock Market prior to our delisting on April 25, 2001 and by the Over the Counter
Bulletin Board after that date.


                                     Price (1)
                              ------------------
                                High      Low
                              --------  --------
     FISCAL 2001
     September-November       $  1.41   $  0.81
     December-February           1.00      0.63
     March-May                   0.97      0.42
     June-August                 0.63      0.36

     FISCAL 2002
     September-November       $  0.44   $  0.33
     December-February           0.34      0.13
     March-May                   0.86      0.22
     June-August                 0.74      0.43

(1) The prices shown represent quotations between dealers and do not include mark-ups, mark-downs or commissions, and may not represent actual transactions.

HOLDERS OF COMMON STOCK. The number of our shareholders of record as of December 5, 2002 was approximately 648. The only stock we have outstanding is common stock, par value $0.20 per share.

DIVIDENDS.  No cash dividends were declared or paid during fiscal
2001 or 2002. We currently intend to reinvest our earnings, if any, for use in our business and to finance future growth.
Accordingly, we do not anticipate paying dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES. On July 19, 2002, we issued Subordinated Convertible Notes to a group of four private investors led by William Y. Tauscher in exchange for an aggregate of $750,000 in cash. The Convertible Notes bear interest at the rate of 6% per annum (9% after a default) which is payable monthly commencing September 1, 2002. The outstanding principal under the Convertible Notes is due on July 19, 2007 or earlier upon an event of default. Further, to the extent we engage in certain transactions resulting in the sale of the business prior to the maturity date, the holders of the Convertible Notes maintain the right, at their election, to accelerate the payment of the debt to the effective date of such transaction.
Commencing July 19, 2003, the Convertible Notes are convertible, at the option of the holders thereof, into shares of our common stock at an initial conversion price of $0.60 per share. As a result, the Convertible Notes would collectively convert into 1,250,000 shares or, approximately 26.6% of the shares outstanding, assuming only the conversion of the Convertible Notes. The Convertible Notes are convertible prior to July 19, 2003 upon an event of default at the election of the holders. Lastly, to the extent the holders of the Convertible Notes do not voluntarily elect to receive the prepayment of the notes in connection with certain sale events, the Convertible Notes will automatically convert upon the occurrence of such event at the then existing conversion price. In connection with the sale of the Convertible Notes, we issued to the purchasers of the Convertible Notes four common stock purchase warrants exercisable for an aggregate of 250,000 shares of our common stock. The warrants may be exercised for a period of five years at a per share purchase price of $0.60. The issuance of the Convertible Notes and the accompanying warrants were deemed to be exempt from registration under the Securities Act of 1933 in reliance on
Section 4(2) of such act as transactions by an issuer not involving any public offering. The recipients of the Convertible Notes and the warrants represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments issued in these transactions. On July 19, 2002, Mr. Anderson, our chief executive officer and president received, in connection with his offer for employment, an option exercisable for 500,000 shares of the Company's common stock at an exercise price of $0.55 per share. The option will vest in three equal installments on July 19 of 2003, 2004 and 2005.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected consolidated financial data for the five fiscal years ended August 31, 2002 is derived from our audited consolidated financial statements. The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements, together with the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in our Form 10-K for the year ended August 31, 2002.


                                                                            Year Ended August 31,
                                                  -----------------------------------------------------------------------
                                                      2002           2001           2000          1999           1998
                                                  ------------   ------------   ------------  ------------   ------------
                                                              (in thousands, except share and per share amounts)
Selected Statement of Operations Data:
Net sales                                         $     22,263   $     20,285   $     21,916   $    26,172    $    27,666
Loss from continuing operations                         (6,043)        (5,704)        (6,064)       (4,137)        (1,635)
Net (loss) income                                       (6,043)        (5,704)        (6,064)        1,269            507
Basic loss per common share from
  continuing operations (1)                              (1.75)         (1.66)         (1.76)        (1.19)         (0.47)
Basic net (loss) income per common share (1)             (1.75)         (1.66)         (1.76)         0.37           0.15
Diluted net (loss) income per common and common
  equivalent share (1)                                   (1.75)         (1.66)         (1.76)         0.36           0.14
Basic weighted average common shares
  outstanding (1)                                    3,444,641      3,444,641      3,444,641     3,466,975      3,477,141
Diluted weighted average common and common
  equivalent shares outstanding (1)                  3,444,641      3,444,641      3,444,641     3,511,135      3,531,414


                                                                            Year Ended August 31,
                                                  -----------------------------------------------------------------------
                                                      2002           2001           2000          1999           1998
                                                  ------------   ------------   ------------  ------------   ------------
Selected Balance Sheet Data:
Total assets                                      $      8,562   $     13,842   $     16,541  $     23,700(2)$     22,547(2)
Long-term debt, excluding current maturities (3)         3,279          1,895          1,937         1,984          2,246
Stockholders' equity (4)                                  (309)         5,686         11,390        17,454         16,288


___________________________
(1) All per share and weighted common and common equivalent shares outstanding have been restated to reflect the adoption of SFAS No. 128.
(2)  Includes assets related to discontinued operations.
(3) Includes capitalized lease obligations to related parties and obligations of discontinued operations.
(4) We have not declared or paid cash dividends during the relevant periods.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included as Item 8 of this report. This document contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of our management as well as assumptions made by, and information currently available, to our management.

These statements include without limitation, the following:

* statements regarding our anticipated future capital requirements and the sufficiency of the working capital currently available to us;

* statements regarding our plans to expand our market share for our products and enhanced inventory turnover;

* statements regarding our plan to achieve targeted inventory reductions;

*    statements regarding our consolidation strategy;

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

* our ability to achieve certain efficiencies in our sales, purchasing and manufacturing processes; and

* our ability to overcome numerous other significant risks and difficulties including, but not limited to, those factors set forth in subsequently filed reports with the U. S.
     Securities and Exchange Commission.

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

We are a producer of metal fireplace products used in the residential and commercial building and the remodeling markets. We manufacture our fireplace products at our plants in Manchester, Tennessee; Perris, California; and through Temcomex Manufacturing Products (Mexico) and distribute them through Temco Fireplace Products, Inc., (both of which are our wholly owned subsidiaries). Our fireplace products are sold nationwide to a network of contractors, distributors and retailers.

Fiscal Year 2002 Compared To Fiscal  Year 2001
----------------------------------------------

NET SALES

Net sales increased approximately $2.0 million, or 10%, in fiscal 2002 compared to fiscal 2001. The increase in sales was mainly due to an overall increase in quantity of fireplaces delivered for the year. Deliveries of gas fireplaces increased by approximately 10% while deliveries of woodburning fireplaces increased by 12%. Sales were favorably affected by the sale of some obsolete fireplaces and associated items. Although sales and quantity both increased, unit sale prices declined slightly.


GROSS PROFIT

Gross profit for fiscal 2002 was $187,000. Gross profit decreased approximately $1.0 million, or 84%, in fiscal 2002 compared to fiscal 2001. The decrease in gross profit was primarily attributable to inventory write-offs of approximately $1.6 million during the period for estimated losses on obsolete inventory, and sales of obsolete items at reduced prices.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses decreased approximately $358,000 or 13% in fiscal 2002 compared to fiscal 2001. The majority of the decrease was related to reductions in advertising and other administrative expenses.

General and administrative expenses decreased approximately $188,000 or 5% in fiscal 2002 compared to fiscal 2001. A significant portion of the decrease was related to continued cost reduction programs in all administrative areas. The decreases in these expenses was partially offset by certain severance costs.


INTEREST EXPENSE

Net interest expense increased approximately $39,000 or 8% in fiscal 2002 compared to fiscal 2001. The change in expense was caused by the change in average indebtedness under the line of credit, and as a result of the July 19, 2002 financing transaction.


INCOME TAXES

We recorded a benefit of $174,000 for income taxes in the third quarter of fiscal 2002. The benefit reflects the refund received in June 2002 that was requested under the tax provisions of the Job Creation and Worker Assistance Act of 2002. Before considering the valuation allowance, we still have net deferred tax assets resulting primarily from net operating losses. Therefore, we have chosen to establish a valuation allowance to reserve the entire amount until such time that reassessment indicates that it is more likely than not that the benefits will be realized primarily through future taxable income.


Fiscal Year 2001 Compared to Fiscal  Year 2000
----------------------------------------------


NET SALES

Net sales decreased approximately $1.6 million or 7% in fiscal 2001 compared to fiscal 2000. The reduction in sales was mainly due to an overall reduction in the number of woodburning and vent-free fireplace units delivered which was partially offset by an increase of approximately 57% in the number of direct-vent gas fireplaces delivered over fiscal 2000. Approximately 83% of the decrease was attributable to the decrease in the quantities delivered in fiscal 2001.

GROSS PROFIT

Gross profit decreased approximately $0.5 million or 29% in fiscal 2001 compared to fiscal 2000. The decrease in gross profit was primarily due to the decrease in sales volume. The production level required to sustain the lower sales level did not allow for full absorption of overhead expenses. Anticipated efficiencies from greater utilization of the Tennessee and Mexico facilities were only marginally realized due to the inadequate sales and production volume. We also recorded a $350,000 inventory write-off for estimated losses on obsolete inventory.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses decreased approximately 14% or approximately
$457,000 in fiscal year 2001 compared to fiscal 2000. The most significant decreases were recorded in salaries, commissions and advertising expenses.

General and administrative expenses decreased approximately 15% or $618,000 in fiscal 2001 compared to fiscal 2000. Reductions were noted in salaries, security plan expense, and bad debt expense.


INTEREST EXPENSE

Net interest expense increased approximately $210,000 or 74% in fiscal 2001 compared to fiscal 2000. The increase was the result of borrowings under our credit agreement.


INCOME TAXES

During fiscal 2001, we did not recognize a credit for income taxes. Before considering the valuation allowance, we had net deferred tax assets resulting primarily from net operating losses. Therefore, we have chosen to establish a valuation allowance to reserve the entire amount until such time that reassessment indicates that it is more likely than not that the benefits will be realized primarily through future taxable income.


Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $489,000 in fiscal 2002, compared to cash used of $3,395,000 and $2,259,000 in fiscal 2001 and 2000, respectively. Working capital decreased $3,918,000 in fiscal 2002 due to decreases in accounts receivable and inventories. The significant decrease in inventories was the result of an aggressive inventory reduction program undertaken by the Company. Working capital decreased $4,855,000 in fiscal 2001 due mainly to decreases in cash and inventories and the borrowings under the line of credit.

Capital expenditures for fireplace products totaled $198,000, $384,000 and $758,000 in fiscal 2002, 2001 and 2000, respectively. The majority of expenditures in each of the years were for tooling, replacement items and major repairs to manufacturing equipment. In fiscal year 2000, capital expenditures were primarily made using cash proceeds from the sale of Texas Clay Industries. While the amounts spent on capital expenditures have been decreasing in recent years, the Company does not believe that significantly higher amounts will need to be spent in the upcoming year, due in part to plant consolidation actions that are underway. However, the Company is currently evaluating the possible purchase and upgrade of computer equipment.

A majority of the end-users of our products are contractors and others engaged in the construction and remodeling markets, which tend to be most active in the summer and fall months. Since users of our products and others engaged in this industry do not generally maintain significant inventories of building materials or component parts of structures our sales are affected by this seasonality. As we enter the more active season, demands for additional capital for inventory purchases and equipment maintenance will significantly increase. Without sufficient funds, we will be unable to meet these increased demands. In addition, we operate in the durable goods sector of the building products industry, which is cyclical in nature and can be adversely affected by decreases in available consumer credit, increases in interest rates, declines in consumer confidence or other adverse developments in general economic conditions.

The lack of adequate cash resources has become an increasingly difficult problem for our management. Specifically:

     *    we are managing our cash on a day-to-day basis;

     * the inability to obtain raw materials and other materials from vendors and suppliers has, on occasion, resulted in significant plant slow-downs, thereby decreasing production and jeopardizing client relationships; and

     * Frost Capital Group, the lender on our revolving credit facility, has continued to reduce our eligible accounts receivable, thereby further restricting the amount of cash we can borrow to finance our operations.

To remedy the serious deficiencies inherent in our cash position, we consummated, effective July 19, 2002, a financing transaction involving James E. Upfield, our former Chairman of the Board and an investment group led by William Y. Tauscher, our new Chairman of the Board.

SUBORDINATED CONVERTIBLE NOTES. Effective July 19, 2002, a group of four private investors led by William Y. Tauscher, loaned us an aggregate $750,000 pursuant to our Subordinated Convertible Notes due July 19, 2007. The Convertible Notes bear interest at the rate of 6% per annum (9% after a default) which is payable monthly commencing September 1, 2002. The outstanding principal under the Convertible Notes is due on July 19, 2007 or earlier upon an event of default. Further, to the extent we engage in certain transactions resulting in the sale of the business prior to the maturity date, the holders of the Convertible Notes maintain the right, at their election, to accelerate the payment of the debt to the effective date of such transaction.
Commencing July 19, 2003, the Convertible Notes are convertible, at the option of the holders thereof, into shares of our common stock at an initial conversion price of $0.60 per share. As a result, the Convertible Notes would collectively convert into 1,250,000 shares or, approximately 26.6% of the shares outstanding, assuming only the conversion of the Convertible Notes. The Convertible Notes are convertible prior to July 19, 2003 upon an event of default at the election of the holders. Lastly, to the extent the holders of the Convertible Notes do not voluntarily elect to receive the prepayment of the notes in connection with certain sale events, the Convertible Notes will automatically convert upon the occurrence of such event at the then existing conversion price. The Convertible Notes are unsecured obligations and are fully subordinated to our indebtedness to Frost Capital Group under the revolving credit facility and to our indebtedness to James Upfield as discussed below. In connection with the sale of the Convertible Notes, we issued to the purchasers of the Convertible Notes four common stock purchase warrants exercisable for an aggregate of 250,000 shares of our common stock. The warrants may be exercised for a period of five years at a per share purchase price of $0.60.

SECURED TERM NOTE. Also on July 19, 2002, James E. Upfield loaned us $750,000 pursuant to a Secured Term Note due July 19, 2005. This Term Note bears interest at the rate of 6% per annum (9% after a default) which is payable monthly commencing September 1, 2002. The outstanding principal balance of the Term
Note is due on July 19, 2005 or earlier upon an event of default. The Term Note issued to Mr. Upfield is secured by a first priority security interest in our inventory and a second priority security interest in our equipment (with the superior lien remaining pledged under our credit facility with Frost Capital Group).

AMENDMENT OF REVOLVING CREDIT FACILITY. In September 2000, we entered into a three-year credit agreement with Frost Capital Group whereby we may borrow a maximum of $4,000,000 under a revolving credit facility. The amount available under the facility is subject to limitations based on specified percentages of our eligible outstanding receivables and inventory. The outstanding principal bears interest at an annual rate of 1.25% above the specified bank's prime commercial interest rate. Interest is payable monthly and is added to the outstanding loan balance. On July 19, 2002, we entered into an amendment to the revolving facility which, among other things, (1) permitted the financing transaction involving James Upfield and the William Tauscher group, (2) subordinated the bank's lien on our inventory so as to permit the pledge of that inventory to Mr. Upfield to secure our obligations under the Secured Term note, and (3) eliminated inventory as part of the borrowing base. The credit facility is secured by all of our assets and our subsidiary, Temco Fireplace Products, Inc., subject to a prior lien of Mr. Upfield. The revolving credit facility does not require the maintenance of any financial ratios but does contain several covenants. As of the date of this filing, we are in compliance with all of the loan covenants, with the exception of a provision regarding timely filing of an officer's certificate. Frost Capital Group has waived any defaults related to this issue. At August 31, 2002 there was approximately $1,974,000 outstanding, leaving approximately $86,000 available under the credit facility.

GOING CONCERN ISSUES. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we incurred significant losses from continuing operations of $6,043,000 and $5,704,000 during the years ended August 31, 2002 and 2001, respectively. We used cash in our operations of $3,395,000 during the year ended August 31, 2001. In addition, considering borrowing limitations under our existing credit agreement, we continue to borrow near the maximum amount under our credit agreement and the lender has, consistent with its rights under the applicable loan documents, further decreased our available borrowing base. The lack of adequate cash resources has become an increasingly difficult problem for our management. Accordingly, effective July 19, 2002, we consummated a transaction with James E. Upfield, our former Chairman of the Board and a holder of approximately 39% of our outstanding common stock, and a group of investors led by William
Y. Tauscher, our new Chairman of the Board. As indicated, we generated $1,500,000 of additional working capital from these transactions. As a result of these developments, management believes that it will have sufficient resources to meet our near term cash requirements; however, no assurances can be given that unforeseen circumstances will not arise in the future requiring more cash than currently anticipated. Unless we are able to significantly improve our operating performance, additional outside financing will be difficult to obtain on acceptable terms, if at all. Consequently, if the financing provided by the July 19, 2002 transaction is insufficient to satisfy our near term cash requirements, or if we are unable to obtain additional financing as needed, it is likely that we would be required to cease operations altogether.

MANAGEMENT INITIATIVES. Although we have recently consummated a transaction providing us with $1,500,000 in additional working capital, these factors, among others, indicate that we may be unable to continue as a going concern unless we are successful in our attempts, such as our recent consolidation efforts, to streamline operations, reduce costs and generate consistent profits. Management recognizes that our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to allow us to satisfy our obligations on a timely basis. The generation of sufficient cash flow is dependent on our ability to reduce overhead costs, and to continue to reduce inventories. We are continuing to perform a detailed review of each sales territory to determine what actions should be taken to increase our market share in that region. We are also evaluating other methods of controlling inventory levels, including the possible purchase of computer software to more effectively
control the purchasing and production processes.   We expect to
be able to achieve these initiatives without materially disrupting product shipments to current customers. In addition, our management has taken and is taking certain consolidation measures that are designed to streamline our operations, reduce costs, and improve our efficiencies. These consolidation measures have included the relocation of our corporate headquarters to Perris, California, and the relocation of a significant amount of equipment and manufacturing operations from our Manchester, Tennessee location to our Mexicali, Mexico manufacturing facility. (See "Business - Corporate Consolidation" above).

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

Excess and obsolete reserve. The Company has estimated that it has approximately $630,000 of raw material, purchased parts, and work-in-process inventory that has not been utilized in the production of finished goods, as well as finished goods that are not saleable items due to obsolescence. A reserve is calculated and then recorded using the prior history of usage and sales to estimate excess inventory and on projections of future production and future sales to estimate obsolescence. The Company believes that the reserve is adequate. It is possible, however, that the adequacy could be materially affected in the future by factors such as customer demands and preferences, economic events, and governmental and listing agency regulations.

Income taxes. The Company has a history of unprofitable operations from losses incurred in 2001 as well as prior years. These losses generated a sizeable federal tax net operating loss, or NOL, carry forward. Generally accepted accounting principles require that a valuation allowance be recorded against the deferred tax asset associated with the NOL if it is "more likely than not" that the Company will not be able to apply the asset to taxes due on future earnings. Due to the amount of deferred tax asset and the uncertainties of the prospects of the Company, the asset has not been recognized.

Effects of Inflation
--------------------

We believe that the effects of inflation on our operations have not been material during the past three fiscal years. However, inflation could adversely affect us if inflation results in higher interest rates or a substantial weakening in economic conditions that could adversely affect the new housing market.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

We do not engage in market risk sensitive instruments and does not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not purchased options or entered into swaps or forward or futures contracts. Our primary market risk exposure is that of interest rate risk on borrowings that we may have under some future credit facility.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please refer to pages F-1 through F-16.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR
          ACCOUNTING AND FINANCIAL DISCLOSURES

(a)  Information required by item 304(a)(1) of Regulation S-K.

     (i) On June 28, 2002, Ernst & Young LLP notified us that it had resigned.

     (ii) The reports of Ernst & Young LLP on our consolidated financial statements as of August 31, 2000 and August 31, 2001, and for the years then ended, contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principle except that the report contained an explanatory paragraph that raised substantial doubt about our ability to continue as a going concern.

     (iii)     N/A

     (iv) In connection with its audits for the two most recent fiscal years and during the interim period through the date the relationship ended, there have been no disagreements with Ernst & Young LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference thereto in their report on the financial statements for such years.

     (v) During the two most recent fiscal years and during the interim period through the date the relationship ended, there have been no reportable events (as defined in regulation S-K Item 304(a)(1)(v)).

(b) Effective July 1, 2002, Weaver and Tidwell LLP was approved by our Board of Directors as the new independent accountants. Management has not previously consulted with Weaver and Tidwell LLP concerning any accounting, auditing, or reporting matter.

(c) We requested that Ernst & Young LLP provide us with a letter addressed to the SEC stating whether or not it agreed with the above statements. A copy of such letter, dated July 2, 2002, was filed as Exhibit 16 to our Form 8-K filed with the SEC on July 5, 2002 as well as the subsequent Form 8-K/A filed on July 10, 2002.


                            PART III

ITEM 10.  OUR DIRECTORS AND EXECUTIVE OFFICERS

Information called for by Item 10 will be set forth under the caption "Election of Directors" in the Temtex Industries, Inc. 2002 Proxy Statement, which will be filed on or before December 30, 2002, and which is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information called for by Item 11 will be set forth under the caption "Executive Compensation and Other Matters" in the Temtex Industries, Inc. 2002 Proxy Statement, which will be filed on or before December 30, 2002, and which is incorporated herein by this reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information called for by Item 12 will be set forth under the caption "Security Ownership of Directors, Management and
Principal Stockholders" in the Temtex Industries, Inc. 2002 Proxy
Statement, which will be filed on or before December 30, 2002, and which is incorporated herein by this reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Item 13 will be set forth under the caption "Certain Relationships and Related Transactions" in the Temtex Industries, Inc. 2002 Proxy Statement, which will be filed on or before December 30, 2002, and which is incorporated herein by this reference.


ITEM 14.  CONTROLS AND PROCEDURES

Within the ninety days prior to the filing date of this Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in this Annual Report on Form 10-K. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.


                             PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  The following documents are filed as a part of this report:

     1. FINANCIAL STATEMENTS - TEMTEX INDUSTRIES, INC. The following consolidated financial statements of Temtex
          Industries, Inc. are included at Part II, Item 8, of this Annual Report on Form 10-K.

          (a)  Report of Weaver & Tidwell LLP
          (b)  Report of Ernst & Young LLP
          (c)  Consolidated Balance Sheets as of August 31, 2002
               and 2001
          (d)  Consolidated Statements of Operations for the
               years ended August 31, 2002, 2001 and 2000
          (d)  Consolidated Statements of Stockholders' Equity
               (Deficit) for the years ended August 31, 2002, 2001 and 2000.
          (e) Consolidated Statements of Cash Flows for the years ended August 31, 2002, 2001 and 2000.
          (f)  Notes to Financial Statements

     2. FINANCIAL STATEMENT SCHEDULES. All required schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

     3.   EXHIBITS.  See the response to Item 15(c) below.

 (b) Reports on Form 8-K.   The following Current Reports were
     filed on Form 8-K during the quarter ended August 31, 2002:

     1. On July 5, 2002, we filed a Report on Form 8-K, disclosing the resignation of Ernst & Young LLP as our independent public accountants and the retention of Weaver & Tidwell LLP as our independent public accountants for the year ended August 31, 2002, which was subsequently amended by a Form 8-K/A filed on July 10, 2002.

     2. On October 11, 2002, we filed a Report on Form 8-K, disclosing the relocation of our principal executive offices from Dallas, Texas to Perris, California.

(c)  Exhibits:

EXHIBIT
 NUMBER   DESCRIPTION
--------  ----------------------------------------------------------

3.1       Amended and Restated Certificate of Incorporation. (3.1)*

3.2       Amended and Restated Bylaws (3.2)*

4.1       Note Purchase Agreement by and among the Registrant,
          William Y. Tauscher, Richard Anderson, David Dalton, and the Leonard Kee Living Trust dated as of July 19, 2002.
          (4.1)***

4.2 Investors' Rights Agreement by and among the Registrant, William Y. Tauscher, Richard Anderson, David Dalton, and the Leonard Kee Living Trust dated as of July 19, 2002.
          (4.2)***

4.3       Voting Agreement by and among James Upfield, the
          Registrant, William Y. Tauscher, Richard Anderson, David Dalton, and the Leonard Kee Living Trust dated as of July 19, 2002. (4.3)***

4.4 Form of Subordinated Convertible Note issued under the Note Purchase Agreement by and among the Registrant William Y. Tauscher, Richard Anderson, David Dalton, and the Leonard Kee Living Trust dated as of July 19, 2002. (4.4)***

4.5 Form of Common Stock Purchase Warrant issued in connection with the Note Purchase Agreement by and among the Registrant, William Y. Tauscher, Richard Anderson, David Dalton, and the Leonard Kee Living Trust dated as of July 19, 2002. (4.5)***

10.1      Lease Agreement between the Registrant and Mr. John D.
          Howard, a former Director of the Registrant, dated October 1, 1973 (the "Howard Lease Agreement"). (10.13)*

10.2 Second Amendment to the Howard Lease Agreement dated August 22, 1983. (10.14)*

10.3      Lease Agreement between HUTCO and the Registrant dated
          September 7, 1989. (10.15)*

10.4      Lease Agreement between HUTCO and the Registrant dated
          April 25, 1994. (10.16)*

10.5      Temtex Industries, Inc. 1999 Omnibus Securities Plan.
          (10.26)*

10.6      Frost Capital Credit Agreement (10.27)**

10.7      Secured Term Note by the Registrant in favor of James
          Upfield dated as of July 19, 2002. (10.1)***

EXHIBIT
 NUMBER   DESCRIPTION
--------  ----------------------------------------------------------

10.8      Security Agreement by the Registrant in favor of James
          Upfield dated as of July 19, 2002. (10.2)***

10.9 Security Agreement by Temco Fireplace Products, Inc. in favor of James Upfield dated as of July 19, 2002. (10.3)***

10.10 Employment Agreement by and between the Registrant and Richard Anderson dated as of July 19, 2002. (10.4)***

10.11 Stock Option Agreement by and between the Registrant and Richard Anderson dated as of July 19, 2002. (10.5)***

10.12 Services Agreement by and between the Registrant and William Y. Tauscher dated as of July 19, 2002. (10.6)***

10.13 Amendment, dated July 19, 2002, to Loan Agreement between the Registrant, Temco Fireplace Products, Inc. and the
          Frost National Bank dated September 6, 2000. (10.7)***

10.14 Subordination Agreement by and among William Y. Tauscher, Leonard Kee, Richard Anderson, the Frost National Bank, and James E. Upfield dated as of July 19, 2002. (10.8)***

21.1      Subsidiaries of the Registrant (filed herewith)

23.1      Consent of Weaver & Tidwell LLP (filed herewith)

23.2      Consent of Ernst & Young LLP (filed herewith)

99.1      906 Certification of Financial Statements (filed herewith)


 *Filed as the exhibit shown in parentheses to the Registrant's
 Annual Report of on Form 10-K for the fiscal year ended August
 31, 1999 and incorporated herein by reference.

 ** Filed as the exhibit shown in parentheses to the Registrant's Annual Report of on Form 10-K for the fiscal year ended August 31, 2000 and incorporated herein by reference.

 ***Filed as the exhibit shown in parentheses to the Registrant's Quarterly Report of on Form 10-Q for the fiscal quarter ended May 31, 2002.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on behalf of Temtex Industries, Inc. by the undersigned, thereunto duly authorized.

                              TEMTEX INDUSTRIES, INC.



Date: December 9, 2002           /s/ Richard N. Anderson
     -----------------        -----------------------------------
                              Richard N. Anderson
                              President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Temtex Industries, Inc. and in the capacities and on the dates indicated.

       Signatures                 Titles                  Date
------------------------ ------------------------   -----------------

/s/ WILLIAM Y. TAUSCHER  Director, Chairman of      December 9, 2002
------------------------ the Board
William Y. Tauscher

/s/  RICHARD N. ANDERSON Director, President and    December 9, 2002
------------------------ Chief Executive Officer
Richard N. Anderson

/s/ JOHN F. GURROLA      Secretary and Chief        December 9, 2002
------------------------ Financial Officer
John F. Gurrola

/s/  DAVID DALTON        Director                   December 9, 2002
------------------------
David Dalton

/s/  JAMES E. UPFIELD    Director                   December 9, 2002
------------------------
James E. Upfield

/s/  RICHARD GRINER      Director                   December 9, 2002
------------------------
Richard Griner

/s/  SCOTT UPFIELD       Director                   December 9, 2002
------------------------
Scott Upfield

                         CERTIFICATIONS

I, Richard Anderson, certify that:

1.   I have reviewed this annual report on Form 10-K of Temtex
     Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
          (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
          Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December  9, 2002

/s/ RICHARD N. ANDERSON
-------------------------------------
Richard N. Anderson
President and Chief Executive Officer

                         CERTIFICATIONS

I, John Gurrola, certify that:

1.   I have reviewed this annual report on Form 10-K of Temtex
     Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
          (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
          Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 9, 2002

/s/ JOHN F. GURROLA
-------------------------------------
John F. Gurrola
Secretary and Chief Financial Officer

                        INDEX TO EXHIBITS


EXHIBIT
 NUMBER   DESCRIPTION
--------  ----------------------------------------------------------

3.1       Amended and Restated Certificate of Incorporation. (3.1)*

3.2       Amended and Restated Bylaws (3.2)*

4.1       Note Purchase Agreement by and among the Registrant,
          William Y. Tauscher, Richard Anderson, David Dalton, and the Leonard Kee Living Trust dated as of July 19, 2002.
          (4.1)***

4.2 Investors' Rights Agreement by and among the Registrant, William Y. Tauscher, Richard Anderson, David Dalton, and the Leonard Kee Living Trust dated as of July 19, 2002.
          (4.2)***

4.3       Voting Agreement by and among James Upfield, the
          Registrant, William Y. Tauscher, Richard Anderson, David Dalton, and the Leonard Kee Living Trust dated as of July 19, 2002. (4.3)***

4.4 Form of Subordinated Convertible Note issued under the Note Purchase Agreement by and among the Registrant William Y. Tauscher, Richard Anderson, David Dalton, and the Leonard Kee Living Trust dated as of July 19, 2002. (4.4)***

4.5 Form of Common Stock Purchase Warrant issued in connection with the Note Purchase Agreement by and among the Registrant, William Y. Tauscher, Richard Anderson, David Dalton, and the Leonard Kee Living Trust dated as of July 19, 2002. (4.5)***

10.1      Lease Agreement between the Registrant and Mr. John D.
          Howard, a former Director of the Registrant, dated October 1, 1973 (the "Howard Lease Agreement"). (10.13)*

10.2 Second Amendment to the Howard Lease Agreement dated August 22, 1983. (10.14)*

10.3      Lease Agreement between HUTCO and the Registrant dated
          September 7, 1989. (10.15)*

10.4      Lease Agreement between HUTCO and the Registrant dated
          April 25, 1994. (10.16)*

10.5      Temtex Industries, Inc. 1999 Omnibus Securities Plan.
          (10.26)*

10.6      Frost Capital Credit Agreement (10.27)**

10.7      Secured Term Note by the Registrant in favor of James
          Upfield dated as of July 19, 2002. (10.1)***

10.8      Security Agreement by the Registrant in favor of James
          Upfield dated as of July 19, 2002. (10.2)***

10.9 Security Agreement by Temco Fireplace Products, Inc. in favor of James Upfield dated as of July 19, 2002. (10.3)***

EXHIBIT
 NUMBER   DESCRIPTION
--------  ----------------------------------------------------------

10.10 Employment Agreement by and between the Registrant and Richard Anderson dated as of July 19, 2002. (10.4)***

10.11 Stock Option Agreement by and between the Registrant and Richard Anderson dated as of July 19, 2002. (10.5)***

10.12 Services Agreement by and between the Registrant and William Y. Tauscher dated as of July 19, 2002. (10.6)***

10.13 Amendment, dated July 19, 2002, to Loan Agreement between the Registrant, Temco Fireplace Products, Inc. and the
          Frost National Bank dated September 6, 2000. (10.7)***

10.14 Subordination Agreement by and among William Y. Tauscher, Leonard Kee, Richard Anderson, the Frost National Bank, and James E. Upfield dated as of July 19, 2002. (10.8)***

21.1      Subsidiaries of the Registrant (filed herewith)

23.1      Consent of Weaver & Tidwell LLP (filed herewith)

23.2      Consent of Ernst & Young LLP (filed herewith)

99.1      906 Certification of Financial Statements (filed herewith)


 *Filed as the exhibit shown in parentheses to the Registrant's
 Annual Report of on Form 10-K for the fiscal year ended August
 31, 1999 and incorporated herein by reference.

 ** Filed as the exhibit shown in parentheses to the Registrant's Annual Report of on Form 10-K for the fiscal year ended August 31, 2000 and incorporated herein by reference.

 ***Filed as the exhibit shown in parentheses to the Registrant's Quarterly Report of on Form 10-Q for the fiscal quarter ended May 31, 2002.

                  INDEX TO FINANCIAL STATEMENTS



Independent Auditors Report for the fiscal year ended
  August 31, 2002...........................................    F-1

Report of the Independent Auditors for the fiscal years
  ended August 31, 2001 and 2000............................    F-2

Consolidated Balance Sheets as of August 31, 2002 and
  2001......................................................    F-3

Consolidated Statements of Operations for the years ended
  August 31, 2002, 2001 and 2000............................    F-5

Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended August 31, 2002, 2001 and 2000........    F-6

Consolidated Statements of Cash Flows for the years ended
  August 31, 2002, 2001 and 2000............................    F-7

Notes to Consolidated Financial Statements..................    F-8

                  INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
TEMTEX INDUSTRIES, INC.

We have audited the accompanying consolidated balance sheet of Temtex Industries, Inc. and subsidiaries as of August 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of Temtex Industries, Inc. and subsidiaries as of August 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company's recurring losses raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEAVER AND TIDWELL, L.L.P.

Dallas, Texas
November 15, 2002

Report of the Independent Auditors


Board of Directors
Temtex Industries, Inc.


We have audited the accompanying consolidated balance sheet of Temtex Industries, Inc. and subsidiaries as of August 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended August 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Temtex Industries, Inc. and subsidiaries at August 31, 2001, and the consolidated results of their operations and their cash flows for each of two years in the period ended
August 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the consolidated financial statements, the Company's recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management's plan as to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            ERNST & YOUNG, L.L.P.

Dallas, Texas
October 31, 2001

CONSOLIDATED BALANCE SHEETS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES



                                                                          August 31,
                                                                 ---------------------------
                                                                     2002           2001
                                                                 ------------   ------------
                                                                 (in thousands, except share
                                                                      and per share data)
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                      $        918   $        169
  Accounts receivable, less allowance for doubtful accounts:
     2002--$236 and 2001--$274                                          2,386          2,967
  Inventories                                                           2,146          6,881
  Prepaid expenses and other assets                                       139            159
                                                                 ------------   ------------

    TOTAL CURRENT ASSETS                                                5,589         10,176

OTHER ASSETS                                                               97             54

PROPERTY, PLANT AND EQUIPMENT
  Buildings and improvements                                            2,615          2,615
  Machinery, equipment, furniture and fixtures                         18,890         18,701
  Leasehold improvements                                                1,318          1,309
                                                                 ------------   ------------
                                                                       22,823         22,625
  Less allowances for depreciation
    and amortization                                                   19,947         19,013
                                                                 ------------   ------------
                                                                        2,876          3,612

                                                                 ------------   ------------


TOTAL ASSETS                                                     $      8,562   $     13,842
                                                                 ============   ============


See notes to consolidated financial statements.



                                                                          August 31,
                                                                 ---------------------------
                                                                     2002           2001
                                                                 ------------   ------------
                                                                 (in thousands, except share
                                                                      and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable                                                  $      1,974   $      2,955
  Accounts payable                                                      2,296          2,337
  Accrued employee compensation                                           331            223
  Accrued expenses                                                        902            676
  Income taxes payable                                                     20              8
  Current maturities of indebtedness to related parties                    20             18
  Current maturities of long-term obligations                              49             44
                                                                 ------------   ------------

       TOTAL CURRENT LIABILITIES                                        5,592          6,261

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities                                               2,834          1,547

LONG-TERM OBLIGATIONS,
  less current maturities                                                 445            348

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock--$1 par value; 1,000,000
    shares authorized, none issued                                         --             --
  Common stock--$.20 par value; 10,000,000 shares authorized,
    5,286,125 shares issued                                               720            720
  Additional capital                                                    9,301          9,253
Accumulated deficit                                                    (9,891)        (3,848)
                                                                 ------------   ------------
                                                                          130          6,125
  Less:
    Treasury stock:
      At cost-153,696 shares                                              439            439
      At no cost--1,687,788 shares                                         --             --
                                                                 ------------   ------------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (309)         5,686

                                                                 ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)              $      8,562   $     13,842
                                                                 ============   ============





See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


                                                              Year Ended August 31,
                                                  ------------------------------------------
                                                      2002           2001           2000
                                                  ------------   ------------   ------------
                                                (in thousands, except share and per share data)
Net sales                                         $     22,263   $     20,285   $     21,916
Cost of goods sold                                      22,076         19,125         20,288
                                                  ------------   ------------   ------------
                                                           187          1,160          1,628

Costs and expenses:
  Selling, general and administrative                    5,780          6,326          7,401
  Interest                                                 532            493            283
  Other expense (income)                                    87             45            (58)
                                                  ------------   ------------   ------------
                                                         6,399          6,864          7,626

      LOSS FROM OPERATIONS                        ------------   ------------   ------------
           BEFORE INCOME TAX (BENEFIT)                  (6,212)        (5,704)        (5,998)

State, federal and foreign income tax (benefit):          (169)            --             66
                                                  ------------   ------------   ------------

        NET LOSS                                        (6,043)        (5,704)        (6,064)
                                                  ============   ============   ============


Basic and diluted loss per common share:
     Net loss - basic and diluted                 $      (1.75)  $      (1.66)  $      (1.76)
                                                  ============   ============   ============

Basic weighted average common shares outstanding     3,444,641      3,444,641      3,444,641

Diluted weighted average common and common
  equivalent shares outstanding                      3,444,641      3,444,641      3,444,641


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES



                                   Common Stock                       (Accumulated
                                    Outstanding                         Deficit)     Cost of
                              ---------------------    Additional       Retained     Treasury
                                Shares       Amount     Capital         Earnings       Stock
                              ----------     ------    ----------     ------------   ---------
                                                  (Dollars in thousands)
BALANCE AT AUGUST 31, 1999     3,444,641     $  720    $    9,253     $      7,920   $     439

  Net loss                                                                  (6,064)
                              ----------     ------    ----------     ------------   ---------
BALANCE AT AUGUST 31, 2000     3,444,641        720         9,253            1,856         439

  Net loss                                                                  (5,704)
                              ----------     ------    ----------     ------------   ---------
BALANCE AT AUGUST 31, 2001     3,444,641        720         9,253           (3,848)        439
  Issuance of warrants                                         48
  Net loss                                                                  (6,043)
                              ----------     ------    ----------     ------------   ---------
BALANCE AT AUGUST 31, 2002     3,444,641     $  720    $    9,301     $     (9,891)  $     439
                              ==========     ======    ==========     ============   =========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES



                                                                           Year Ended August 31,
                                                                 ----------------------------------------
                                                                     2002          2001          2000
                                                                 ------------  ------------  ------------
                                                                              (in thousands)
OPERATING ACTIVITIES
  Net loss                                                       $     (6,043) $     (5,704) $     (6,064)
  Adjustments to reconcile net loss to net
    cash (used in) operating activities:
    Depreciation and amortization                                         934         1,168         1,272
    Deferred taxes                                                         --            --           313
    Loss on disposition of property, plant and equipment                   --            --            23
    Provision for doubtful accounts                                       (38)          148           225
    Changes in operating assets and liabilities:
       Accounts receivable                                                619          (268)          576
       Inventories                                                      4,735           571         1,228
       Prepaid expenses and other assets                                  (23)          129         1,705
       Accounts payable and accrued expenses                              293           275          (513)
       Income taxes payable/recoverable                                    12           286        (1,024)
                                                                 ------------  ------------  ------------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             489        (3,395)       (2,259)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                             (198)         (384)         (758)
  Proceeds from disposition of property, plant and equipment               --            --             3
                                                                 ------------  ------------  ------------
          NET CASH USED IN INVESTING ACTIVITIES                          (198)         (384)         (755)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit, long-term obligations         1,452         2,978            --
  Principal payments on revolving line of credit, long-term
     obligations and indebtedness to related parties                   (1,042)          (51)          (42)
 Issuance of warrants                                                      48            --            --
                                                                 ------------  ------------  ------------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             458         2,927           (42)
                                                                 ------------  ------------  ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          749          (852)       (3,056)
Cash and cash equivalents at beginning of year                            169         1,021         4,077
                                                                 ------------  ------------  ------------
          CASH AND CASH EQUIVALENTS AT END OF YEAR               $        918  $        169  $      1,021
                                                                 ============  ============  ============



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

August 31, 2002


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

At August 31, 2002, assets of approximately $807,000 were located at the Company's manufacturing facility in Mexico.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation: The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred significant losses from continuing operations of $6,043,000 and $5,704,000 during the years ended August 31, 2002 and 2001, respectively, and used cash in its operations of $3,395,000 during the year ended August 31, 2001. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has recently consummated a transaction providing $1,500,000 of additional working capital (See Note C). Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow it to satisfy its obligations on a timely basis. The generation of sufficient cash flow is dependent on the Company's ability to reduce overhead costs and to continue to reduce inventories. Consequently, if the Company is not able to achieve its initiatives, and if the financing provided by the July 19, 2002 transaction is insufficient to satisfy near term cash requirements, or if the Company is unable to obtain additional financing as needed, it is likely that the Company would be required to cease operations altogether.


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

Loss Per Common Share: Basic loss per common share is based upon the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the year unless the effect of the common stock equivalents would be antidilutive. Common stock equivalents include options granted to key employees and outside directors as explained in Note E, as well as warrants issued in connection with the subordinated convertible notes described in Note C. The number of common stock equivalents was based on the number of shares issuable on the exercise of options reduced by the number of shares that are assumed to have been purchased at the average price of the common stock during the year with the proceeds from the exercise of the options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


Options and warrants outstanding of 894,500, 129,500 and 216,000 for the years ended August 31, 2002, 2001 and 2000, respectively, and the subordinated convertible debt were not included in the calculation of losses per share for continuing operations as they were not dilutive.

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

Advertising Costs: The Company expenses advertising costs as they are incurred. Advertising costs in 2002, 2001 and 2000 were $200,000, $317,000 and $452,000, respectively.

Reclassifications: The Company changed its policy in 2002 for recording shipping and handling costs. Such costs are now included in cost of goods sold. Shipping and handling costs for 2001 and 2000 of $1,134,000 and $1,231,000, respectively, have been reclassified from sales to cost of goods sold to conform to the current year presentation.

Revenue Recognition: Revenue is recognized upon the shipment of the Company's products to its customers.

Recently Issued Accounting Standards: In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial measurement and recognition of intangible assets acquired outside of a business combination, whether acquired with a group of other assets or acquired individually, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment test on an annual basis at a minimum. The Company will adopt SFAS 141 and SFAS 142 beginning September 1, 2002. The Company expects that the adoption will not have a material impact on future financial statements.
The FASB issued a Statement on Asset Impairment ("SFAS 144") that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supercede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and provide a single accounting model for long-lived assets to be disposed of.

Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement 13, and Technical Corrections ("SFAS 145"). For most companies, SFAS 145 will require gains and losses from the extinguishment of debt to be classified as a component of income or loss from continuing operations. Prior to the issuance of SFAS 145, early debt extinguishments were required to be recognized as extraordinary items. SFAS 145 amended other previously issued statements and made numerous technical corrections. This statement is not expected to impact the consolidated financial statements of the Company.

The FASB recently issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies the Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS 146 requires that a liability associated with an exit or disposal activity be recognized when the liability is incurred while EITF Issue No. 94-3 recognized such liabilities at such time that an entity committed to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged. The Company does not anticipate that adoption of SFAS 146 will have a material affect on its results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES



NOTE  B--INVENTORIES

Inventories are summarized below:
                                             August 31
                                   ---------------------------
                                       2002           2001
                                   ------------   ------------
                                          (in thousands)
     Finished goods                $        740   $      2,662
     Work in process                        332            622
     Raw materials and supplies           1,704          4,055
                                   ------------   ------------
                                          2,776          7,339
                                   ------------   ------------
     Excess and obosolete reserves         (630)          (458)
                                   ------------   ------------
     Total Inventories, Net        $      2,146   $      6,881
                                   ============   ============

Included in cost of goods sold for 2002 and 2001 are provisions for approximately $1,600,000 and $350,000, respectively, for estimated losses on obsolete inventory.


NOTE C--NOTES PAYABLE AND LONG-TERM OBLIGATIONS

In September 2000, the Company entered into a three-year credit agreement with Frost Capital Group whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. The amount available under the facility is subject to limitations based on specified percentages of the Company's eligible outstanding receivables and inventories. The outstanding principal bears interest at an annual rate of 1.25% above the specified bank's prime commercial interest rate. On July 19, 2002, the Company entered into an amendment to the revolving facility which, among other things, (1) permitted the issuance of $1.5 million long term obligations, (2) subordinated the bank's lien on the Company's inventory so as to permit the pledge of that inventory to the holder of the Secured Note, and (3) eliminated inventory as part of the borrowing base. Interest is payable monthly and is added to the outstanding loan balance.
The revolving credit facility does not require the maintenance of any financial ratios but does contain both affirmative and negative covenants. As of the date of this filing, the Company is in compliance with all of the loan covenants, with the exception of a provision requiring timely filing of an officer's certificate. Frost Capital Group has waived any defaults related to this issue. The credit facility is secured by all assets of the Company and its subsidiary, Temco Fireplace Products. At August 31, 2002 there was approximately $1,974,000 outstanding under the credit facility, leaving $86,000 available.

Effective July 19, 2002, a group of four private investors led by William Y. Tauscher, loaned the Company an aggregate $750,000 pursuant to Subordinated Convertible Notes due July 19, 2007. The Convertible Notes bear interest at the rate of 6% per annum (9% after a default) which is payable monthly commencing September 1, 2002. The outstanding principal under the Convertible Notes is due on July 19, 2007 or earlier upon an event of default. Further, to the extent the Company engages in certain transactions resulting in the sale of the business prior to the maturity date, the holders of the Convertible Notes maintain the right, at their election, to accelerate the payment of the debt to the effective date of such transaction. Commencing July 19, 2003, the Convertible Notes are convertible, at the option of the holders thereof, into shares of common stock at an initial conversion price of $0.60 per share. As a result, the Convertible Notes would collectively convert into 1,250,000 shares or, approximately 26.6% of the shares outstanding, assuming only the conversion of the Convertible Notes. The Convertible Notes are convertible prior to July 19, 2003 upon an event of default at the election of the holders. Lastly, to the extent the holders of the Convertible Notes do not voluntarily elect to receive the prepayment of the notes in connection with certain sale events, the Convertible Notes will automatically convert upon the occurrence of such event at the then existing conversion price. The Convertible Notes are unsecured obligations and are fully subordinated to the Company's indebtedness to Frost Capital Group under the revolving credit facility and to the Company's indebtedness to James Upfield as discussed below. In connection with the sale of the Convertible Notes, the Company issued to the purchasers of the Convertible Notes four common stock purchase warrants exercisable for an aggregate of 250,000 shares of common stock. The warrants may be exercised for a period of five years at a per share purchase price of $0.60. The warrants were allocated a value of $47,500 at issuance. Such amount reduced the face amount of the Subordinated Convertible Notes and will be accreted to interest expense over the life of the notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES



Also on July 19, 2002, James E. Upfield loaned the Company $750,000 pursuant to a Secured Term Note due July 19, 2005. This Term Note bears interest at the rate of 6% per annum (9% after a default) which is payable monthly commencing September 1, 2002. The outstanding principal balance of the Term Note is due on July 19, 2005 or earlier upon an event of default. The Term Note issued to Mr. Upfield is secured by a first priority security interest in the Company's inventory and a second priority security interest in equipment (with the superior lien remaining pledged under the credit facility with Frost Capital Group).

Long-term obligations are summarized as follows:

                                                 August 31,
                                             ------------------
                                               2002      2001
                                             --------  --------
                                               (in thousands)
     Capitalized lease obligations, with
       interest at 9.0% to 15.5%--Note F     $  1,896  $  1,957
     Subordinated Convertible Notes, 6%           702         -
     Secured Term Note, 6%                        750         -

     Less current maturities                       69        62
                                             --------  --------
                                             $  3,279  $  1,895
                                             ========  ========


Annual maturities of long-term obligations for each of the five succeeding fiscal years and thereafter are $69,000, $74,000, $828,000, $89,000, $802,000 and $1,486,000.

The Company made interest payments in 2002, 2001 and 2000 of $532,000, $493,000 and $383,000, respectively.

The carrying amounts of the Company's borrowings under its credit arrangement and long-term obligations approximate their fair value.


NOTE D--ACCRUED EXPENSES

Accrued expenses include the following:

                                        August 31,
                                   ------------------
                                     2002      2001
                                   --------  --------
                                     (in thousands)
Taxes, other than taxes on income  $    126  $    153
Interest                                 11        --
Group health insurance                  168       150
Legal and professional fees             117       175

Other                                   480       198
                                   --------  --------
                                   $    902  $    676
                                   ========  ========


NOTE E--STOCK OPTIONS

In October 1999 and March 2000, respectively, the Board of Directors and shareholders of the Company adopted the 1999 Omnibus Securities Plan (the "1999 Omnibus Plan") to replace the 1990 Stock Plan for Key Employees and the 1990 Stock Plan for
outside directors of the Company.    The 1990 Plans expired on
December 31, 1999. At August 31, 2002, options exercisable for 50,000 shares of common stock remain outstanding under the 1990 Stock Plan for Key Employees. All unexercised options outstanding under the 1990 Stock Plan for outside directors expired on December 31, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


The 1999 Omnibus Plan permits the discretionary granting of stock options, restricted and unrestricted stock grants, performance stock awards, dividend equivalent rights and stock appreciation rights to plan participants. The 1999 Plan permits the Company to grant awards exercisable for up to 175,000 shares of common stock to directors, officers, employees and certain consultants. At the time options are granted, vesting dates are determined by the stock option committee and specified on each individual award. As of August 31, 2002, awards for 111,000 shares of stock have been granted under the 1999 Omnibus plan and options exercisable for 84,500 shares of common stock were outstanding.

On July 19, 2002, Mr. Anderson, the Company's chief executive officer and president received, in connection with his offer for employment, an option exercisable for 500,000 shares of the Company's common stock at an exercise price of $0.55 per share. The option will vest in three equal installments on July 19 of 2003, 2004 and 2005.

The Company has elected to continue to follow the expense recognition criteria in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" however, pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 (SFAS No. 123) and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes method with the following weighted average assumptions for fiscal year 2002, 2001 and 2000, respectively; risk-free interest rate of 2.75%, 5.86% and 6.36%, expected volatility of 52%, 42% and 37%, dividend yield of 0% and a weighted average expected life of the options of five years for all periods. The weighted average fair value at the grant date for fiscal year 2002, 2001 and 2000, respectively, was $0.29, $0.48 and $0.65 per option.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the options vesting period. If the Company had accounted for its stock options under the fair value method set forth in SFAS No. 123, proforma net loss and basic and diluted loss per share for the year ended August 31, 2002 would be $6,049,000 and $1.76, for the year ended August 31, 2001, would be $5,728,000 and $1.66 and for the year ended August 31, 2000, would be $6,101,000 and $1.77. The effects of applying SFAS No. 123 as disclosed above are not indicative of future amounts. The Company anticipates making additional stock-based compensation awards in the future.

The following table indicates the activity for each option plan:


                                           Key Employee Plan           Outside Director Plan             1999 Omnibus Plan
                                        -----------------------       ------------------------      -------------------------
                                                       Weighted                       Weighted                      Weighted
                                                        Average                        Average                       Average
                                        Number of      Exercise       Number of       Exercise      Number of       Exercise
                                         Options        Price          Options         Price         Options          Price
                                        ---------      --------       ---------      ---------      ---------      ----------
Options outstanding at August 31, 1999    135,000      $   3.13          21,000      $    2.51      N/A
Options exercisable at August 31, 1999    135,000      $   3.13          21,000      $    2.51
  Granted                                      --                            --                        91,000      $     1.63
  Exercised                                    --                            --                            --
  Expired                                  10,000      $   4.94          21,000      $    2.51             --
                                        ---------      --------       ---------      ---------      ---------      ----------
Options outstanding at August 31, 2000    125,000      $   2.99              --                        91,000            1.63
Options exercisable at August 31, 2000    125,000      $   2.99             N/A                        21,000            1.82
  Granted                                                                                              20,000      $     1.06
  Exercised                                    --                                                          --
  Expired                                  75,000      $   1.69                                        16,500      $     1.67
                                        ---------      --------                                     ---------      ----------
Options outstanding at August 31, 2001     50,000      $   4.94                                        94,500      $     1.50
Options exercisable at August 31, 2001     50,000      $   4.94                                        79,500      $     1.58
  Granted                                 500,000      $   0.55
                                        ---------      --------
Options outstanding at August 31, 2002    550,000      $   0.95                                        94,500      $     1.50
Options exercisable at August 31, 2002     50,000      $   4.94                                        84,500      $     1.55


Option prices range from $0.55 to $4.94 per share and expire between 2005 and 2012.
The weighted average remaining life of the options at August 31, 2002 is nine years.
The  weighted average remaining life of the stock warrants  (Note
C) is five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


NOTE F--LEASE COMMITMENTS

The Perris, California facility is accounted for as a capitalized lease. The property was capitalized at the initial value of $635,000. In 1994, the Company exercised its option to renew the lease which increased the term of the lease by ten years and added to the value of the lease. The leased property has a net book value of $196,000 and $229,000 at August 31, 2002 and 2001, respectively.

A Manchester, Tennessee facility is also accounted for as a capitalized lease, and is leased from a partnership which includes a member of the Company's Board of Directors. This facility was capitalized at the initial value of $976,000. During 1995, the facility was expanded, at the expense of the partnership, and the original lease canceled. The new twenty-five year lease negotiated by the Company has basically the same provisions as the original, with an increase in the lease payments in consideration of the expense incurred in the expansion. The facility has a net book value of $970,000 and $1,031,000 at August 31, 2002 and 2001, respectively. This lease obligation is included in "Indebtedness to Related Parties" on the consolidated balance sheets.

Other plant and office facilities are leased under operating lease agreements, which expire at various dates through fiscal
2009.  The capitalized leases expire in fiscal 2009 and fiscal
2019.

Future minimum payments, by year and in the aggregate, under capital leases and noncancelable operating leases, consisted of the following at August 31, 2002:

                                    Capital  Operating
                                    Leases     Leases
                                   --------  ---------
                                     (in thousands)
Fiscal Year:
  2003                             $    373  $    423
  2004                                  373       414
  2005                                  366       398
  2006                                  364       366
  2007                                  364       348
  Thereafter                          3,557       696
                                   --------  --------
Total minimum lease payments          5,397  $  2,645
                                             ========
Amount representing interest          3,501
                                   --------
Present value of net minimum
  lease payments                   $  1,896
                                   ========


Rental expense for operating leases included in continuing operations was $364,000, $383,000 and $391,000 in 2002, 2001, and
2000, respectively.

Interest expense paid to related parties was $270,000, $273,000 and $270,000 in 2002, 2001 and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


NOTE G--INCOME TAXES

Significant components of the state, federal and foreign provision (benefit) for income taxes attributable to continuing operations are as follows:

                             Year Ended August 31,
                         ----------------------------
                           2002      2001      2000
                         --------  --------  --------
     Current:                  (in thousands)
       Federal           $   (174)       --  $   (315)
       State                    5        --         2
       Foreign                 --        --        66
                         --------  --------  --------
       Total current         (169)       --      (247)
     Deferred:
       Federal                 --        --       576
       State                   --        --      (263)
                         --------  --------  --------
       Total deferred          --        --       313
                         --------  --------  --------
     Total income tax
       expense/(benefit) $   (169)       --  $     66
                         ========  ========  ========

The Company has a federal net operating loss carryforward of approximately $15,000,000 which begins to expire in the year
2021.

A valuation allowance of approximately $6,466,000 has been recorded to offset the net operating loss carryforwards since the realization of these assets is uncertain.

The differences between the provision (benefit) for federal income taxes and the expected income taxes computed using statutory income tax rates are as follows:


                                                           Year Ended August 31,
                                                  ------------------------------------------
                                                      2002           2001           2000
                                                  ------------   ------------   ------------
                                                                 (in thousands)
Federal income tax  benefit at statutory rate     $     (2,174)  $     (1,944)  $     (2,039)
State income taxes, net of federal tax benefit               3           (103)          (174)
Change in valuation allowance                            2,002          1,972          2,139
Other                                                       --             75            140
                                                  ------------   ------------   ------------
Total income tax expense/(benefit)                $       (169)  $         --   $         66
                                                  ============   ============   ============


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


NOTE G--INCOME TAXES--continued

Deferred income taxes are recognized using the liability method and reflect the tax impact of temporary differences between the amount of assets and liabilities for financial purposes and such amounts as measured by tax laws and regulations. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                            August 31,
                                        ------------------
                                          2002      2001
                                        --------  --------
                                           (in thousands)
Deferred tax assets:
  Federal and state loss carryforwards  $  5,936  $  3,734
  Other                                      530       928
                                        --------  --------
     Total deferred tax assets             6,466     4,662
Valuation allowance                       (6,466)   (4,464)
                                        --------  --------
     Net deferred tax assets                  --       198
Deferred tax liability:
  Other                                       --      (198)
                                        --------  --------
     Total deferred tax liabilities           --      (198)
                                        --------  --------
       Net deferred tax assets          $     --  $     --
                                        ========  ========

The Company received federal or state income tax refunds in 2002 and 2001 of $174,000 and $575,000 respectively, and made federal and state income tax payments in 2002, 2001 and 2000 of $ 0, $347,000 and $761,000 respectively.


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

The total expense for Company contributions was $27,000, $22,000 and $82,000 in 2002, 2001 and 2000, respectively.


NOTE I--COMMITMENTS AND CONTINGENCIES

Due to the complexity of the Company's operations, disagreements occasionally occur.

In the opinion of management, the Company's ultimate loss from such disagreements and potential resulting legal action, if any, will not be significant.

During 2002, the Company entered into an agreement with William Tauscher (now the Chairman of the Company) to provide consulting services. As a result of such agreement, the Company recorded $142,406 in expenses for the fiscal year, $78,228 of which remains outstanding and is included in accounts payable as of August 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES


NOTE J--QUARTERLY RESULTS (UNAUDITED)

Summary data relating to the results of operations for each quarter of the years ended August 31, 2002 and 2001 follows (in thousands except per share amounts):

                                                  Three Months Ended
                              --------------------------------------------------------
                              November 30    February 28       May 31       August 31
                              -----------    -----------    ------------   -----------
Fiscal year 2002:
  Net sales                   $     5,677    $     5,432    $      5,729   $     5,425
  Gross profit                        690            277              85          (865)
  Loss from
   continuing operations             (875)        (1,281)         (1,324)       (2,563)
  Net loss                           (875)        (1,281)         (1,324)       (2,563)

  Net loss per common share
    Basic                     $     (0.25)   $     (0.37)   $      (0.38)  $     (0.75)
    Diluted                   $     (0.25)   $     (0.37)   $      (0.38)  $     (0.75)



Fiscal year 2001:
  Net sales                   $     5,243    $     4,324    $      5,036   $     5,682
  Gross profit                        571            105             160           324
  Loss from
   continuing operations             (899)        (1,404)         (1,850)       (1,551)
  Net loss                           (899)        (1,404)         (1,850)       (1,551)

  Net loss per common share
    Basic                     $     (0.26)   $     (0.41)   $      (0.54)  $     (0.45)
    Diluted                   $     (0.26)   $     (0.41)   $      (0.54)  $     (0.45)


                                                     EXHIBIT 21.1


                 SUBSIDIARIES OF THE REGISTRANT



                 Temco Fireplace Products, Inc.

                   Temtex International, Inc.

                     Temcomex, S.A. de C. V.

                                                     EXHIBIT 23.1



               CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in the Registration Statements pertaining to the 1990 Stock Plan for Key Employees of Temtex Industries, Inc. (Form S-8 No. 33-61415) and the 1999 Omnibus Securities Plan of Temtex Industries, Inc. (Form S-8 333-34458) of our report dated November 15, 2002 with respect to the consolidated financial statements of Temtex Industries, Inc. and Subsidiaries included in its Annual Report (Form 10-K) for the year ended August 31, 2002.


/s/ Weaver & Tidwell LLP
Dallas, Texas

December 9, 2002

                                                     EXHIBIT 23.2



                CONSENT OF INDEPENDENT AUDITORS

      We consent to the incorporation by reference in the Registration Statements pertaining to the 1990 Stock Plan for Key Employees of Temtex Industries, Inc. (Form S-8 No. 33-61415) and the 1999 Omnibus Securities Plan of Temtex Industries, Inc. (Form S-8 333-34458) of our report dated October 31, 2001 with respect to the consolidated financial statements of Temtex Industries, Inc. and Subsidiaries included in its Annual Report (Form 10-K) for the year ended August 31, 2002.


                                           /s/ Ernst & Young LLP
Dallas, Texas

December 9, 2002

                                                     Exhibit 99.1

            906 CERTIFICATION OF FINANCIAL STATEMENTS

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18,
United States Code) (the "Act"), each of the undersigned officers of Temtex Industries, Inc., a Delaware corporation (the
"Company"), does hereby certify that:

The Annual Report on Form 10-K for the year ended August 31, 2002, (the "Periodic Report") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 780(d)) and information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





/s/ RICHARD N. ANDERSON
--------------------------------------
Richard N. Anderson
President and Chief Executive Officer



/s/ JOHN F. GURROLA
--------------------------------------
John F. Gurrola
Secretary and Chief Financial Officer


Dated:  December  9, 2002



 THE FOREGOING CERTIFICATION IS BEING FURNISHED SOLELY PURSUANT
 TO SECTION 906 OF THE ACT AND IS NOT BEING FILED AS PART OF THE
      PERIODIC REPORT OR AS A SEPARATE DISCLOSURE DOCUMENT.