Form 10-Q
period 2002-11-30
TEMTEX INDUSTRIES INC
filed 2003-01-14
CIK 110740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


               For Quarter Ended November 30, 2002

                   Commission File No. 0-5940

                     TEMTEX INDUSTRIES, INC.
                     -----------------------
     (Exact name of Registrant as specified in its Charter)


           Delaware                               75-1321869
-------------------------------              --------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)



  1190 W. Oleander Avenue, Perris, CA                92571
----------------------------------------          -----------
(Address of principal executive offices)           (Zip Code)



                  909/657-7311
--------------------------------------------------
(Registrant's telephone number including area code)



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

                 PART I.  FINANCIAL INFORMATION

                  Item 1: Financial Statements

            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

         Condensed Consolidated Statements of Operations


                                                 Three Months Ended
                                                     November 30
                                             ---------------------------
                                                 2002           2001
                                             ------------   ------------
                                                     (Unaudited)
                                             (in thousands except share
                                                  and per share data)
Net sales                                    $      6,209   $      5,677
Cost of goods sold                                  5,384          4,987
                                             ------------   ------------
                                                      825            690

Cost and expenses:
  Selling, general and administrative               1,419          1,392
  Interest                                            139            145
  Other expense                                       138             28
                                             ------------   ------------
                                                    1,696          1,565
                                             ------------   ------------

     NET LOSS                                $       (871)  $       (875)
                                             ============   ============


Basic and diluted loss per common share:     $      (0.25)  $      (0.25)
                                             ============   ============


Basic and diluted weighted average common
    shares outstanding                          3,444,641      3,444,641
                                             ============   ============




See notes to condensed consolidated financial statements

            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

              Condensed Consolidated Balance Sheets


                                                            November 30,    August 31,
                                                                2002           2002
                                                            ------------   ------------
                                                            (Unaudited)
                                                            (in thousands except share
                                                                 and per share data)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                 $        322   $        918
  Accounts receivable, less allowance for doubtful
     accounts of $277 at November 30, 2002 and $236
        at August 31, 2002                                         2,891          2,386
  Inventories, net                                                 2,009          2,146
  Prepaid expenses and other assets                                  185            139
                                                            ------------   ------------

         TOTAL CURRENT ASSETS                                      5,407          5,589

OTHER ASSETS                                                          90             97

PROPERTY, PLANT AND EQUIPMENT
  Buildings and improvements                                       2,615          2,615
  Machinery, equipment, furniture and fixtures                    18,871         18,890
  Leasehold improvements                                           1,319          1,318
                                                            ------------   ------------
                                                                  22,805         22,823
  Less allowances for depreciation and amortization               20,003         19,947
                                                            ------------   ------------
                                                                   2,802          2,876
                                                            ------------   ------------

TOTAL ASSETS                                                $      8,299   $      8,562
                                                            ============   ============


            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

              Condensed Consolidated Balance Sheets


                                                            November 30,    August 31,
                                                                2002           2002
                                                            ------------   ------------
                                                            (Unaudited)
                                                            (in thousands except share
                                                                 and per share data)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable                                             $      2,180   $      1,974
  Accounts payable                                                 2,882          2,296
  Accrued expenses                                                 1,071          1,233
  Income taxes payable                                                20             20
  Current maturities of indebtedness to related parties               22             20
  Current maturities of long-term obligations                         39             49
                                                            ------------   ------------

         TOTAL CURRENT LIABILITIES                                 6,214          5,592

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities                                          2,834          2,834

LONG-TERM OBLIGATIONS,
  less current maturities                                            431            445

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock - $1 par value; 1,000,000
    shares authorized, none issued                                    --             --
  Common stock - $.20 par value; 10,000,000 shares
   authorized,5,286,125 shares issued                                720            720
  Additional capital                                               9,301          9,301
  Accum lated deficit                                            (10,762)        (9,891)
                                                            ------------   ------------
                                                                    (741)           130
Less:
    Treasury stock:
      At cost - 153,696 shares                                       439            439
      At no cost - 1,687,788 shares                                   --             --
                                                            ------------   ------------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                     (1,180)          (309)
                                                            ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $     8, 299   $      8,562
                                                            ============   ============


            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

         Condensed Consolidated Statements of Cash Flows



                                                                          Three Months Ended
                                                                              November 30
                                                                      ---------------------------
                                                                          2002           2001
                                                                      ------------   ------------
                                                                               (Unaudited)
                                                                      (in thousands except share
                                                                           and per share data)
OPERATING ACTIVITIES
  Net loss                                                            $       (871)  $       (875)
  Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
    Depreciation and amortization                                              172            238
    Provision for doubtful accounts                                             42             25
    Changes in operating assets and liabilities:
      Accounts receivable                                                     (547)           302
      Inventories                                                              137          1,177
      Prepaid expenses and other assets                                        (39)           (32)
      Accounts payable and accrued expenses                                    424           (327)
      Income taxes payable/recoverable                                          --             (2)
                                                                      ------------   ------------
               NET CASH PROVIDED BY (USED IN)
                  OPERATING ACTIVITIES                                        (682)           506

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                   (96)           (41)
                                                                      ------------   ------------
               NET CASH USED IN INVESTING ACTIVITIES                           (96)           (41)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit and long-term obligations             206             --
  Principal payments on revolving line of credit, long-term
    obligations and indebtedness to related parties                            (24)          (479)
                                                                      ------------   ------------
               NET CASH  PROVIDED BY (USED IN)
                  FINANCING ACTIVITIES                                         182           (479)
                                                                      ------------   ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                         (596)           (14)
Cash and cash equivalents at beginning of period                               918            169
                                                                      ------------   ------------

               CASH AND CASH EQUIVALENTS AT END OF PERIOD             $        322   $        155
                                                                      ============   ============




See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying unaudited condensed consolidated financial statements include the accounts of Temtex Industries, Inc. (the Company) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 30, 2002 are not necessarily indicative of the results that may be expected for the year ending August 31, 2003. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 2002.

Certain prior period amounts have been reclassified to conform with the current period's presentation.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the year ended August 31, 2002 as filed in the Company's Annual Report on Form 10-K, the Company incurred significant losses from continuing operations during the previous two years ended August 31, 2002. In addition, considering borrowing limitations under the Company's existing credit agreement, the Company was only able to borrow an additional $222,000 under its credit agreement at November 30, 2002. These factors, among others, indicate that the Company may be unable to continue as a going concern.

Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow it to satisfy its obligations on a timely basis. The generation of sufficient cash flow is dependent on the Company's ability to reduce overhead costs and to continue to reduce inventories. Consequently, if the Company is not able to achieve its initiatives or if the Company is unable to obtain additional financing as needed, it is likely that the Company would be required to cease operations altogether.

NOTE B--INCOME TAXES

For the periods ended November 30, 2002 and 2001, no state and federal income tax benefit has been recorded as the Company has recorded a valuation allowance to fully reserve the net operating loss carryforwards since the realization of these assets is uncertain.

The Company has federal net operating loss carryforwards of approximately $15,000,000, which begin to expire in the year
2021.

NOTE C--LOSS PER COMMON SHARE

Basic loss per common share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the period unless the effect of the common stock equivalents would be antidilutive. Common stock equivalents include options granted to key employees and outside directors as well as warrants issued in connection with the subordinated convertible notes. The number of common stock equivalents was based on the number of shares issuable on the exercise of options reduced by the number of shares that are assumed to have been purchased at the average price of the common stock during the period with the proceeds from the exercise of the options.

All options and warrants outstanding were not included in the calculation of losses per share as they were not dilutive.

NOTE D--INVENTORIES

Inventories are summarized below (in thousands):

                              November 30, 2002   August 31, 2002
                              -----------------   ---------------
Finished goods                    $   789              $   740
Work in process                       268                  332
Raw materials and supplies          1,584                1,704
                                  -------              -------
                                  $ 2,641              $ 2,776
                                  -------              -------
Excess and obsolete reserves         (632)                (630)
                                  -------              -------
Total Inventories, Net            $ 2,009              $ 2,146
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

The credit facility is secured by all assets of the Company and its subsidiary, Temco Fireplace Products. At November 30, 2002 there was approximately $2,180,000 outstanding under the credit facility, leaving $222,000 available.

Effective July 19, 2002, a group of four private investors led by William Y. Tauscher, loaned the Company an aggregate $750,000 pursuant to Subordinated Convertible Notes due July 19, 2007. The Convertible Notes bear interest at the rate of 6% per annum (9% after a default) which is payable monthly commencing September 1, 2002. The outstanding principal under the Convertible Notes is due on July 19, 2007, or earlier upon an event of default. Further, to the extent the Company engages in certain transactions resulting in the sale of the business prior to the maturity date, the holders of the Convertible Notes maintain the right, at their election, to accelerate the payment of the debt to the effective date of such transaction. Commencing July 19, 2003, the Convertible Notes are convertible, at the option of the holders thereof, into shares of common stock at an initial conversion price of $0.60 per share. As a result, the Convertible Notes would collectively convert into 1,250,000 shares or, approximately 26.6% of the shares outstanding, assuming only the conversion of the Convertible Notes. The Convertible Notes are convertible prior to July 19, 2003 upon an event of default at the election of the holders. Lastly, to the extent the holders of the Convertible Notes do not voluntarily elect to receive the prepayment of the notes in connection with certain sale events, the Convertible Notes will automatically convert upon the occurrence of such event at the then existing conversion price. The Convertible Notes are unsecured obligations and are fully subordinated to the Company's indebtedness to Frost Capital Group under the revolving credit facility and to the Company's indebtedness to James Upfield as discussed below. In connection with the sale of the Convertible Notes, the Company issued to the purchasers of the Convertible Notes four common stock purchase warrants exercisable for an aggregate of 250,000 shares of common stock. The warrants may be exercised for a period of five years at a per share purchase price of $0.60. The warrants were allocated a value of $47,500 at issuance. Such amount reduced the face amount of the Subordinated Convertible Notes and will be accreted to interest expense over the life of the notes.

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

During 2002, the Company entered into an agreement with William Tauscher (now the Chairman of the Company) to provide consulting services. As a result of such agreement, the Company recorded $142,406 in expenses for the 2002 fiscal year, $78,228 of which remains outstanding and is included in accounts payable as of November 30, 2002.

NOTE G-- FOREIGN OPERATIONS

At November 30, 2002, assets of approximately $719,000 were located at the Company's manufacturing facility in Mexico.

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
               -------------------------------------------------

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included as Part 1, Item 1 of this report. This document contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of our management as well as assumptions made by, and information currently available, to our management.

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

Net Sales
---------

Net sales of fireplace products increased $532,000, approximately 9%, in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. The increase in sales was mainly due to an overall increase in quantity of fireplaces delivered for the period.

Gross Profit
------------

Gross profit increased to $825,000 from $690,000 or approximately 19% in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. The increase in gross profit was the direct result of the increase in sales between the quarters, and partially due to slightly improved margin percentages.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased $27,000 or approximately 2% in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. This marginal increase is due, in part, to increased administrative costs associated with implementing our consolidation plan, partially offset by reductions in certain administrative and overhead costs.

Interest Expense
----------------

Net interest expense decreased $6,000 between the comparative first quarters. This decrease is attributable, in part, to more favorable interest rates on recent company borrowings, although the amount of such borrowings has increased for the recent period.

Other Expense
-------------

Other expense in fiscal 2003 includes a restructuring charge of $130,000 representing the Company's estimate of the costs incurred at November 30, 2002 related to the manufacturing consolidation and centralization initiatives that are currently underway. Such costs include travel, physical moving of equipment and employee severeance and stay-pay agreements.

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

Liquidity and Capital Resources
-------------------------------

Net cash used in operating activities was $682,000 for the first three months of 2003 compared to net cash provided of $506,000 for the first three months of 2002. The change in cash flow from operations between periods was primarily due to the reduced level of inventory reductions achieved in 2003. The Company planned a temporary inventory buildup during October and November 2003 to facilitate the move of certain manufacturing operations to Mexico. Capital expenditures for the first three months of 2003 were $96,000. The majority of expenditures were for tooling, replacement items and major repairs to manufacturing equipment.

Revolving Credit Facility. In September 2000, we entered into a three-year credit agreement with Frost Capital Group whereby we may borrow a maximum of $4,000,000 under a revolving credit facility. The amount available under the facility is subject to limitations based on specified percentages of our eligible outstanding receivables and inventory. The outstanding principal bears interest at an annual rate of 1.25% above the specified bank's prime commercial interest rate. Interest is payable monthly and is added to the outstanding loan balance. On July 19, 2002, we entered into an amendment to the revolving facility which, among other things, (1) permitted the financing transaction involving James Upfield and the William Tauscher group, (2) subordinated the bank's lien on our inventory so as to permit the pledge of that inventory to Mr. Upfield to secure our obligations under a secured term note issued to Mr. Upfield on July 19, 2002, and (3) eliminated inventory as part of the borrowing base. The revolving credit facility does not require the maintenance of any financial ratios but does contain both affirmative and negative covenants. As of the date of this filing, we are in compliance with all of the loan covenants, with the exception of a provision regarding timely filing of an officer's certificate. Frost Capital Group has waived any defaults related to this issue.
The credit facility is secured by all of our assets and our subsidiary, Temco Fireplace Products, Inc., subject to a prior lien of Mr. Upfield. At November 30, 2002 there was approximately
$2,180,000 outstanding, leaving approximately $222,000 available under the credit facility.

Going Concern Issues. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the year ended August 31, 2002 as filed in the Company's Annual Report on Form 10-K, we incurred significant losses from continuing operations during the previous two years ended August 31, 2002. In addition, considering borrowing limitations under our existing credit agreement, we continue to borrow near the maximum amount under our credit agreement and the lender has, consistent with its rights under the applicable loan documents, further decreased our available borrowing base. In an attempt to remedy the serious deficiencies inherent in our cash position, we consummated, effective July 19, 2002, a financing transaction involving James
E. Upfield, our former Chairman of the Board and a holder of approximately 39% of our outstanding common stock, and a group of investors led by William Y. Tauscher, our current Chairman of the Board. The investment group led by Mr. Tauscher loaned us an aggregate $750,000 in exchange for subordinated convertible notes due July 19, 2007 and warrants for the purchase of 250,000 shares of our common stock. Contemporaneously with this transaction, Mr. Upfield loaned us an additional $750,000 in exchange for a secured term note due July 19, 2005.

Although these transactions provided us with $1,500,000 in additional working capital, our management recognizes that our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to allow us to satisfy our obligations on a timely basis. As of November 30, 2002, we had a working capital deficit in the amount of $807,000. Our cash and cash equivalents have significantly decreased over the first quarter of this current fiscal year by $596,000 to $322,000 at November 30, 2002. Unless we are successful in our attempts to improve our operating performance, such as our recent consolidation efforts to streamline operations, reduce costs and generate consistent profits, additional outside financing may be required. We anticipate that such additional financing will be difficult to obtain on acceptable terms, if at all.
Consequently, if we fail to improve our operating performance or if we are unable to obtain additional financing as needed, it is likely that we would be required to cease operations altogether.

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

Generation of sufficient cash flow is dependent on our ability to reduce overhead costs, and to continue to reduce inventories. We are continuing to perform a detailed review of each sales territory to determine what actions should be taken to increase our market share in that region. We are also evaluating other methods of controlling inventory levels, including the possible purchase of computer software to more effectively control the
purchasing and production processes.   We expect to be able to
achieve these initiatives without materially disrupting product shipments to current customers. In addition, our management has taken and is taking certain consolidation measures that are designed to streamline our operations, reduce costs, and improve our efficiencies. These consolidation measures have included the relocation of our corporate headquarters to Perris, California, and the relocation of a significant amount of equipment and manufacturing operations from our Manchester, Tennessee location to our Mexicali, Mexico manufacturing facility. No assurances can be given that these or other measures we may take will be sufficient to provide sufficient cash resource for our continued operations or to allow us to continue as a going concern.

Item 3: Quantitative and Qualitative Disclosures About Market
Risk
-------------------------------------------------------------

We do not engage in market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not purchased options or entered into swaps or forward or futures contracts. Our primary market risk exposure is that of interest rate risk on borrowings that we may have under some future credit facility.

Item 4: Controls and Procedures
-------------------------------

Within the ninety days prior to the filing date of this Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                   PART II.  OTHER INFORMATION


Item 1: Legal Proceedings.
-------------------------

None

Item 2: Changes in Securities and Use of Proceeds.
-------------------------------------------------

None

Item 3: Defaults Upon Senior Securities.
---------------------------------------

None

Item 4: Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

None

Item 5: Other Information
-------------------------

None

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------
     (a). Exhibits
          --------

          Exhibit
             No.         Description
          ---------      -----------

           99.1          Section 906 Certification.

     (b). Reports on Form 8-K
          -------------------

On October 11, 2002, we filed a Report on Form 8-K disclosing the relocation of our principal executive offices from Dallas, Texas to Perris, California.

                           SIGNATURES
                           ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TEMTEX INDUSTRIES, INC.



DATE:  January 14, 2003       BY:/s/RICHARD N. ANDERSON
     -----------------           ----------------------------
                                   Richard N. Anderson
                                   President and Chief Executive Officer



DATE:  January 14, 2003       BY:/s/JOHN F. GURROLA
     -----------------           ----------------------------
                                   John F. Gurrola
                                   Chief Financial Officer and
                                    Secretary

                         CERTIFICATIONS
I, Richard Anderson, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Temtex
     Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
          Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003

/s/ RICHARD N. ANDERSON
-------------------------------------
Richard N. Anderson
President and Chief Executive Officer

                         CERTIFICATIONS

I, John Gurrola, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Temtex
     Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
          Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003

/s/ JOHN F. GURROLA
-------------------------------------
John F. Gurrola
Chief Financial Officer and Secretary