Form 10-Q
period 2003-02-28
TEMTEX INDUSTRIES INC
filed 2003-04-21
CIK 110740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


          For quarterly period ended February 28, 2003
                   Commission File No. 0-5940


                    TEMTEX  INDUSTRIES, INC.
      -----------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Delaware                        75-1321869
-------------------------------    --------------------
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)        Identification No.)


1190 W. Oleander Avenue, Perris, California          92571
-------------------------------------------       ---------
(Address of principal executive offices)          (Zip Code)


                          909  657-7311
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes        No  X
                                       -----    -----


The  Registrant had 3,444,641 shares of common stock,  par  value
$.20 per share, outstanding as of April 17, 2003.

                 PART I.  FINANCIAL INFORMATION

                  ITEM 1: FINANCIAL STATEMENTS

            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

         Condensed Consolidated Statements of Operations



                                            Three Months Ended              Six Months Ended
                                                February 28,                  February 28,
                                        ---------------------------   ---------------------------
                                            2003           2002           2003          2002
                                        ------------   ------------   ------------   ------------
                                                               (Unaudited)
                                               (In thousands except share and per share data)
Net sales                               $      5,588   $      5,432   $     11,797   $     11,109
Cost of goods sold                             5,041          5,155         10,423         10,142
                                        ------------   ------------   ------------   ------------
                                                 547            277          1,374            967

Cost and expenses:
  Selling, general and administrative          1,358          1,419          2,777          2,811
  Interest                                       157            126            301            271
  Other expense, net                             204             13            339             41
                                        ------------   ------------   ------------   ------------
                                               1,719          1,558          3,417          3,123
                                        ------------   ------------   ------------   ------------

    NET LOSS                            $     (1,172)  $     (1,281)  $     (2,043)  $     (2,156)
                                        ============   ============   ============   ============

Basic and diluted loss per
  common share:                               $ (.34)        $ (.37)        $ (.59)        $ (.63)
                                              ======         ======         ======         ======

Basic and diluted weighted average
  common shares outstanding                3,444,641      3,444,641      3,444,641      3,444,641
                                        ============   ============   ============   ============



See notes to condensed consolidated financial statements.

            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

              Condensed Consolidated Balance Sheets



                                                                 February 28,      August 31,
                                                                     2003             2002
                                                                 ------------     ------------
                                                                  (Unaudited)

                                                                 (in thousands except share
                                                                    and per share data)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $         26     $        918
  Accounts receivable, less allowance for doubtful accounts
     of $296 at February 28, 2003 and $236 at August 31, 2002           2,929            2,386
  Inventories, net                                                      1,986            2,146
  Prepaid expenses and other assets                                       315              139
                                                                 ------------     ------------

          TOTAL CURRENT ASSETS                                          5,256            5,589

OTHER ASSETS                                                               86               97

PROPERTY, PLANT AND EQUIPMENT
  Buildings and improvements                                            2,599            2,615
  Machinery, equipment, furniture and fixtures                         18,950           18,890
  Leasehold improvements                                                1,363            1,318
                                                                 ------------     ------------
                                                                       22,912           22,823
  Less allowances for depreciation and amortization                    20,184           19,947
                                                                 ------------     ------------
                                                                        2,728            2,876

TOTAL ASSETS                                                     $      8,070     $      8,562
                                                                 ============     ============


            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

              Condensed Consolidated Balance Sheets


                                                                 February 28,      August 31,
                                                                     2003             2002
                                                                 ------------     ------------
                                                                  (Unaudited)

                                                                 (in thousands except share
                                                                    and per share data)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable                                                  $      1,940     $      1,974
  Accounts payable                                                      3,723            2,296
  Accrued expenses                                                        806            1,233
  Income taxes payable                                                     20               20
  Current maturities of indebtedness to related parties                    25               20
  Current maturities of long-term obligations                              49               49
                                                                 ------------     ------------

     TOTAL CURRENT LIABILITIES                                          6,563            5,592

INDEBTEDNESS TO RELATED PARTIES,
  less current maturities                                               3,123            2,834

LONG-TERM OBLIGATIONS,
  less current maturities                                                 698              445

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock - $1 par value; 1,000,000
    shares authorized, none issued                                         --               --
  Common stock - $.20 par value; 10,000,000 shares authorized,
    5,286,125 shares issued                                               720              720
  Additional capital                                                    9,339            9,301
  Accumulated deficit                                                 (11,934)          (9,891)
                                                                 ------------     ------------
                                                                       (1,875)             130
Less:
    Treasury stock:
      At cost - 153,696 shares                                            439              439
      At no cost - 1,687,788 shares                                        --               --
                                                                 ------------     ------------
            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       (2,314)            (309)
                                                                 ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $      8,070     $      8,562
                                                                 ============     ============


            TEMTEX INDUSTRIES, INC. AND SUBSIDIARIES

         Condensed Consolidated Statements of Cash Flows



                                                                                Six Months Ended
                                                                                   February 28,
                                                                           ---------------------------

                                                                               2003           2002
                                                                           ------------   ------------
                                                                           (Unaudited)
                                                                           (in thousands except share
                                                                                and per share data)
OPERATING ACTIVITIES
  Net loss                                                                 $     (2,043)  $     (2,156)
  Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
    Depreciation and amortization                                                   352            463
    Provision for doubtful accounts                                                  60             22
    Changes in operating assets and liabilities
      Accounts receivable                                                          (603)           422
      Inventories                                                                   160          2,373
      Prepaid expenses and other assets                                            (165)           (20)
      Accounts payable and accrued expenses                                       1,000           (132)
      Income taxes payable/recoverable                                               --              5
                                                                           ------------   ------------
          NET CASH PROVIDED BY (USED IN)
             OPERATING ACTIVITIES                                                (1,239)           977

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                       (200)           (61)
                                                                           ------------   ------------
          NET CASH USED IN INVESTING ACTIVITIES                                    (200)           (61)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit and long-term obligations                  572             --
  Principal payments on revolving line of credit, long-term obligations
      and indebtedness to related parties                                           (63)          (908)
  Issuance of warrants                                                               38             --
                                                                           ------------   ------------
          NET CASH PROVIDED BY (USED IN)
             FINANCING ACTIVITIES                                                   547           (908)
                                                                           ------------   ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (892)             8
Cash and cash equivalents at beginning of period                                    918            169
                                                                           ------------   ------------

          CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $         26   $        177
                                                                           ============   ============



See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A-SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of Temtex
Industries, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended February 28, 2003 are not necessarily indicative of the results that may be expected for the year ending August 31, 2003. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 2002.

Certain prior year amounts have been reclassified to conform with the current year's presentation.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's consolidated financial statements for the year ended August 31, 2002 as filed in the Company's Annual Report on Form 10-K were subject to a going concern qualification and indicated that the Company incurred significant losses from continuing operations during the previous two years ended August 31, 2002. The Company has continued to experience losses from continuing operations for the first two quarters of fiscal year 2003. In addition, Frost Capital Group, the lender under the Company's revolving credit facility, has continued to reduce the Company's credit availability, notwithstanding the fact that the borrowing base under the credit agreement would permit additional borrowings, thereby further restricting the amount of cash the Company can borrow to finance operations and exacerbating its liquidity problems. Considering borrowing limitations under the Company's existing credit agreement, the Company was only able to borrow an additional $164,000 under its credit agreement at February 28, 2003. Further, the $2,110,000 that the Company received as result of its July 2002 and January 2003 debt offerings has not provided the Company with sufficient capital to satisfy its near term cash requirements. In fact, the current cash on hand and expected short term revenues from operations raise substantial doubt about the Company's ability to fund current operations. These factors, among others, also raise substantial doubt that the Company will be able to continue as a going concern.

Management recognizes that the Company's continuation as a going concern will depend upon its ability to increase its cash flow to allow the Company to satisfy its obligations on a timely basis or upon its ability to obtain additional outside financing. The generation of sufficient cash flow is dependent on the Company's immediate ability to increase revenue and reduce costs. The Company does not anticipate that it will be able to effect such improvements in cash flow in the near future. Consequently, if the Company is unable to obtain additional financing as needed, which the Company currently considers doubtful, the Company may be required to cease operations altogether or to pursue other alternatives, such as filing for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.

NOTE B--INCOME TAXES

For the periods ended February 28, 2003 and 2002, no state and federal income tax benefit has been recorded as the Company has recorded a valuation allowance to fully reserve the net operating loss carryforwards since the realization of these assets is uncertain.

The Company has federal net operating loss carryforwards of approximately $15,000,000, which begin to expire in the year
2021.

NOTE C--LOSS PER COMMON SHARE

Basic loss per common share is based upon the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the year unless the effect of the common stock equivalents would be antidilutive. Common stock equivalents include options granted to key employees and outside directors, as well as warrants issued in connection with the subordinated convertible notes. The number of common stock equivalents was based on the number of shares issuable on the exercise of options reduced by the number of shares that are assumed to have been purchased at the average price of the common stock during the year with the proceeds from the exercise of the options.

All options and warrants outstanding were not included in the calculation of losses per share as they were not dilutive.

NOTE D--INVENTORIES

Inventories are summarized below (in thousands):

                              February 28,    August 31,
                                  2003           2002
                              ------------   ------------

Finished goods                $        659   $        740
Work in process                        165            332
Raw materials and supplies           1,794          1,704
                              ------------   ------------
                              $      2,618   $      2,776
                              ------------   ------------
Excess and obsolete reserves          (632)          (630)
                              ------------   ------------
Total Inventories, Net        $      1,986   $      2,146
                              ============   ============


NOTE E--NOTES PAYABLE AND LONG-TERM DEBT

In September 2000, the Company entered into a three-year credit agreement with Frost Capital Group whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. Initially, the amount available under this facility was subject to limitations based on specified percentages of the Company's eligible outstanding receivables and inventories. The outstanding principal bears interest at an annual rate of 1.25% above the specified bank's prime commercial interest rate. On July 19, 2002, the Company entered into an amendment to the revolving facility which, among other things, (1) permitted the issuance of $1.5 million in long term obligations, represented by a $750,000 Secured Term Note and Initial Convertible Notes in an aggregate amount of $750,000 (as described below), (2) subordinated the bank's lien on the Company's inventory so as to permit the pledge of that inventory to the holder of the Secured Term Note, and (3) eliminated inventory as part of the borrowing base. Interest is payable monthly and is added to the outstanding loan balance.

The revolving credit facility does not require the maintenance of any financial ratios but does contain both affirmative and negative covenants. As of the date of this filing, the Company is in compliance with all of the loan covenants, with the exception of provisions requiring the timely filing of an officer's certificate and the timely delivery of the Company's financial statements for the month of February 2003. In the past, Frost Capital Group has waived any defaults related to the timely filing of the officer's certificate. The Company subsequently delivered the February monthly financial statements and is now seeking a waiver from the bank to cure this default. In the event the Company is unable to obtain such a waiver, the bank may elect to accelerate all of the indebtedness evidenced by the credit facility and exercise its other rights and remedies relating thereto. In addition, in the event of such acceleration, the holders of the Company's Convertible Subordinated Notes and other senior debt will be entitled to accelerate the indebtedness by the applicable agreements. The credit facility is secured by all assets of the Company and its subsidiary, Temco Fireplace Products, subject to a first priority security interest in inventory and a second priority security interest in equipment held by Mr. James E. Upfield, as described
below.   At February 28, 2003 there was approximately $1,940,000
outstanding under the credit facility, leaving $164,000 available.

On July 19, 2002, James E. Upfield loaned the Company $750,000 pursuant to a Secured Term Note due July 19, 2005. This Secured Term Note bears interest at the rate of 6% per annum (9% after a default) which is payable monthly commencing September 1, 2002. The outstanding principal balance of the Secured Term Note is due on July 19, 2005, or earlier upon an event of default. The Secured Term Note issued to Mr. Upfield is secured by a first priority security interest in the Company's inventory and a second priority security interest in equipment (with the superior lien on equipment remaining pledged under the credit facility with Frost Capital Group).

Effective July 19, 2002, a group of four private investors (the "Initial Investors") led by William Y. Tauscher, the Company's current Chairman, loaned the Company an aggregate of $750,000 in exchange for the Company's subordinated convertible notes due July 19, 2007 (the "Initial Convertible Notes"). The Initial Convertible Notes were issued pursuant to a Note Purchase Agreement dated July 19, 2002 (the "Note Purchase Agreement") and several related agreements of the same date (the "Related Agreements).

Effective January 23, 2003, a total of six investors, including Mr. James E. Upfield, a director, Mr. Richard Anderson, the Company's President and Chief Executive Officer, Mr. John Gurrola, Chief Financial Officer and Secretary, Mr. John Fahey, Vice President of Marketing, Mr. Robert Creer, Vice President of Manufacturing, and Mr. Terry Giles, a private investor (collectively, the "New Investors"), loaned the Company an aggregate of $610,000 in exchange for additional subordinated convertible notes (the "Additional Convertible Notes") which were issued pursuant to, and on the same terms and conditions contained in, the Note Purchase Agreement and the Related Agreements. Also, effective January 23, 2003, the Company entered into an amendment to the revolving credit facility which, in effect, permitted the issuance of the Additional Convertible Notes. Collectively, the Initial Convertible Notes and the Additional Convertible Notes are referred to as the "Convertible Notes."

Taking into effect the issuance of the Additional Convertible Notes, the outstanding principal under the Convertible Notes is $1,360,000, and is due on July 19, 2007, or earlier upon an event of default. The original principal amount bears interest at the rate of 6% per annum (9% after a default). Interest under the Initial Convertible Notes is payable monthly, and such payments commenced on September 1, 2002, while interest under the Additional Convertible Notes is payable monthly, and such payments commenced on March 1, 2003. Further, to the extent the Company engages in certain transactions resulting in the sale of the business prior to the maturity date, the holders of the Convertible Notes maintain the right, at their election, to accelerate the payment of the debt to the effective date of such transaction. Commencing July 19, 2003, the Convertible Notes are convertible, at the option of the holders thereof, into shares of the Company's common stock at an initial conversion price of $0.60 per share. As a result, the aggregate outstanding principal amount of the Convertible Notes would collectively convert into 2,266,667 shares or, approximately 39.7% of the shares outstanding on February 28, 2003, assuming only the conversion of the Convertible Notes. The Convertible Notes are convertible prior to July 19, 2003, upon an event of default at the election of the holders. Lastly, to the extent the holders of the Convertible Notes do not voluntarily elect to receive the prepayment of the notes in connection with certain sale events, the Convertible Notes will automatically convert upon the occurrence of such event at the then existing conversion price. The Convertible Notes are unsecured obligations and are fully subordinated to certain indebtedness owed by the Company to Frost Capital Group under the revolving credit facility and to the Secured Term Note payable to James Upfield. In connection with the sale of the Convertible Notes, the Company issued to the Initial Investors and the New Investors common stock purchase warrants exercisable for an aggregate of 453,333 shares of common stock. The warrants may be exercised at any time until July 19, 2007, at a per share exercise price of $0.60. The warrants were allocated a value of $85,100 at issuance. Such amount reduced the face amount of the Convertible Notes and will be accreted to interest expense over the life of the notes.


NOTE F--COMMITMENTS AND CONTINGENCIES

The Company has certain litigation pending against it. One or more of these cases may individually or in the aggregate result in a material loss to the Company.

During 2002, the Company entered into an agreement with William Tauscher (now the Chairman of the Company) to provide consulting services. As a result of such agreement, the Company recorded $142,406 in expenses for the 2002 fiscal year, $78,228 of which remains outstanding and is included in accounts payable as of February 28, 2003.


NOTE G--FOREIGN OPERATIONS

At February 28, 2003 assets of approximately $1,038,000 were located at the Company's manufacturing facility in Mexico.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------

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

These statements include, without limitation, the following:

  * statements regarding our ability to obtain additional outside financing;

  * statements regarding the effectiveness of any of management's strategic objectives or initiatives or the implication thereof on our shareholders, creditors or other constituencies; and

  * other statements which speak to projections of future conditions or our anticipated performance, including statements which contain the words "anticipate," "believe,"
     "expect" and words or phrases of similar import, as they relate to us or our management.

You  should  be  aware that these forward-looking statements  are
subject   to   certain  risks,  uncertainties   and   assumptions
including, without limitation:

  * the, albeit qualified, assumption currently held by management that they may be able to locate additional financing sources or improve the Company's cash flow position, or any inference that such results are possible, may be unfounded;
     and

  * our ability to overcome numerous other significant risks and difficulties including, but not limited to, those factors set forth in previously filed reports with the U. S.
     Securities and Exchange Commission.

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

We are a producer of metal fireplace products used in the residential and commercial building and the remodeling markets. As of the date of this report, we manufacture our fireplace products at our plants in Manchester, Tennessee and through Temcomex, S.A. de C.V. and distribute them through Temco Fireplace Products, Inc., (both of which are our wholly owned subsidiaries). Our fireplace products are sold nationwide to a network of contractors, distributors and retailers.

Net Sales
---------

Net sales of fireplace products increased $156,000, approximately 3%, in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. The increase in sales was mainly due to an overall increase in the quantity of fireplaces delivered in the second quarter of 2003. While unit shipments increased by 7%, the average sales price per unit decreased for the 2003 periods, reflecting a shift in product mix to lower priced units. Between the comparative six-month periods, net sales increased $688,000, approximately 6%, in fiscal 2003, again mainly due to the increase in quantities delivered. Total units shipped increased approximately 9% between the comparative six months.

Gross Profit
------------

Gross profit increased from $277,000 to $547,000, or approximately 97% from the second quarter of fiscal 2002 to the second quarter of fiscal 2003. The increase in gross profit was the result of the increase in sales between periods and improved margin percentages, attributable to price increases implemented in January 2003.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses decreased $61,000 or approximately 4% from the second quarter of 2002. Between the comparative six-month periods, selling, general and administrative expenses decreased $34,000 or 1%. In both cases, the 2003 expense levels benefit from certain accrual adjustments.

Interest Expense
----------------

Interest expense increased in both the three-month and six-month comparative periods, due to the increased level of average indebtedness. The Company issued new debt in July 2002 and January 2003 (Secured Term Notes and Convertible Notes), causing the increase in interest expense.

Other Expense
-------------

Other expense in fiscal 2003 includes restructuring costs of $338,000, representing costs incurred related to the manufacturing consolidation and centralization initiatives that are under way. Such costs include travel, physical moving of equipment, and employee severance and stay-pay agreements.

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

Accounts Payable
----------------

Accounts payable increased from $2,296,000 at August 31, 2002 to $3,723,000 at February 28, 2003, representing an increase of $1,427,000 or 62% since the end of fiscal year 2002. This significant increase in accounts payable is primarily a result of the Company's continued deferral of payments to its trade creditors. Certain of the Company's trade creditors have now
instituted cash only terms for the Company's purchases.   This
deferral of trade payments is the principal reason the Company has been able to continue its operations despite its current cash
flow problems.   The Company does not anticipate that it will be
in a position to continue to defer payments in this manner.

Liquidity and Capital Resources
-------------------------------

Net cash used in operating activities was $1,239,000 for the first six months of 2003 compared to net cash provided of $977,000 for the first six months of 2002. The change in cash flow from operations in the first six months of fiscal 2003 was primarily due to the reduced level of inventory reductions achieved in 2003. A significant increase in accounts payable (as discussed above) provided significant cash during 2003. Capital expenditures for the first six months of 2003 were $200,000 compared to $61,000 in 2002. The majority of expenditures were for tooling, replacement items and major repairs/additions to manufacturing equipment, including improvements to the Mexicali facility as part of our manufacturing consolidation plan.

Working capital was $(1,307,000) at February 28, 2003 compared to $(3,000) at August 31, 2002. The change in working capital is primarily due to the continued drain on cash to fund operating losses, and a $1,427,000 increase in accounts payable since August 31, 2002. Any future financing must be sufficient not only to fund future operations but also to apply towards the repayment of these aging payables.

REVOLVING CREDIT FACILITY: In September 2000, the Company entered into a three-year credit agreement with Frost Capital Group whereby the Company may borrow a maximum of $4,000,000 under a revolving credit facility. Initially, the amount available under this facility was subject to limitations based on specified percentages of the Company's eligible outstanding receivables and inventories. The outstanding principal bears interest at an annual rate of 1.25% above the specified bank's prime commercial interest rate. On July 19, 2002, the Company entered into an amendment to the revolving credit facility which, among other things, (1) permitted the issuance of $1.5 million in long term obligations, represented by a $750,000 Secured Term Note and Initial Convertible Notes in an aggregate amount of $750,000 (as described below), (2) subordinated the bank's lien on the Company's inventory so as to permit the pledge of that inventory to the holder of the Secured Term Note, and (3) eliminated inventory as part of the borrowing base. Interest is payable monthly and is added to the outstanding loan balance.
The revolving credit facility does not require the maintenance of any financial ratios but does contain both affirmative and negative covenants. As of the date of this filing, the Company is in compliance with all of the loan covenants, with the exception of provisions requiring the timely filing of an officer's certificate and the timely delivery of the Company's financial statements for the month of February 2003. In the past, Frost Capital Group has waived any defaults related to the timely filing of the officer's certificate. The Company subsequently delivered the February monthly financial statements and is now seeking a waiver from the bank to cure this default. In the event the Company is unable to obtain such a waiver, the bank may elect to accelerate all of the indebtedness evidenced by the credit facility and exercise its other rights and remedies relating thereto. In addition, in the event of such acceleration, the holders of the Company's Convertible Subordinated Notes and other senior debt will be entitled to
accelerate the indebtedness by the applicable agreements.   The
credit facility is secured by all assets of the Company and its subsidiary, Temco Fireplace Products, subject to a first priority security interest in inventory and a second priority security interest in equipment held by Mr. James E. Upfield, as described
below.   At February 28, 2003 there was approximately $1,940,000
outstanding under the credit facility, leaving $164,000 available.

RECENT FINANCING ACTIVITIES: On July 19, 2002, James E. Upfield loaned the Company $750,000 pursuant to a Secured Term Note due July 19, 2005. This Secured Term Note bears interest at the rate of 6% per annum (9% after a default) which is payable monthly commencing September 1, 2002. The outstanding principal balance of the Secured Term Note is due on July 19, 2005 or earlier upon an event of default. The Secured Term Note issued to Mr. Upfield is secured by a first priority security interest in the Company's inventory and a second priority security interest in equipment (with the superior lien on equipment remaining pledged under the credit facility with Frost Capital Group).

Effective July 19, 2002, a group of four private investors (the "Initial Investors") led by William Y. Tauscher, the Company's current Chairman, loaned the Company an aggregate of $750,000 in exchange for the Company's subordinated convertible notes due July 19, 2007 (the "Initial Convertible Notes"). The Initial Convertible Notes were issued pursuant to a Note Purchase Agreement dated July 19, 2002 (the "Note Purchase Agreement") and several related agreements of the same date (the "Related Agreements).

Recognizing that cash flow from operations would not provide the Company with adequate capital to meet its near term operating requirements, the Company's management pursued additional financing in January of 2003. As a result, effective January 23, 2003, a total of six investors, including Mr. James E. Upfield, a director, Mr. Richard Anderson, President and Chief Executive Officer, Mr. John Gurrola, Chief Financial Officer and
Secretary, Mr. John Fahey, Vice President of Marketing, Mr. Robert Creer, Vice President of Manufacturing, and Mr. Terry Giles, a private investor (collectively, the "New Investors"), loaned the Company an aggregate of $610,000 in exchange for additional subordinated convertible notes (the "Additional Convertible Notes") which were issued pursuant to, and on the same terms and conditions contained in, the Note Purchase Agreement and the Related Agreements. Also effective January 23, 2003, the Company entered into an amendment to the revolving credit facility which, in effect, permitted the issuance of the Additional Convertible Notes. Collectively, the Initial Convertible Notes and the Additional Convertible Notes are referred to as the "Convertible Notes."

Taking into effect the issuance of the Additional Convertible Notes, the outstanding principal under the Convertible Notes is $1,360,000, and is due on July 19, 2007, or earlier upon an event of default. The original principal amount bears interest at the rate of 6% per annum (9% after a default). Interest under the Initial Convertible Notes is payable monthly, and such payments commenced on September 1, 2002, while interest under the Additional Convertible Notes is payable monthly, and such payments commenced on March 1, 2003. Further, to the extent the Company engages in certain transactions resulting in the sale of the business prior to the maturity date, the holders of the Convertible Notes maintain the right, at their election, to accelerate the payment of the debt to the effective date of such transaction. Commencing July 19, 2003, the Convertible Notes are convertible, at the option of the holders thereof, into shares of the Company's common stock at an initial conversion price of $0.60 per share. As a result, the aggregate outstanding principal amount of the Convertible Notes would collectively convert into 2,266,667 shares or, approximately 39.7% of the shares outstanding on February 28, 2003, assuming only the conversion of the Convertible Notes. The Convertible Notes are convertible prior to July 19, 2003, upon an event of default at the election of the holders. Lastly, to the extent the holders of the Convertible Notes do not voluntarily elect to receive the prepayment of the notes in connection with certain sale events, the Convertible Notes will automatically convert upon the occurrence of such event at the then existing conversion price. The Convertible Notes are unsecured obligations and are fully subordinated to certain indebtedness owed by the Company to Frost Capital Group under the revolving credit facility and to the Secured Term Note payable to James Upfield. In connection with the sale of the Convertible Notes, the Company issued to the Initial Investors and the New Investors common stock purchase warrants exercisable for an aggregate of 453,333 shares of common stock. The warrants may be exercised at any time until July 19, 2007, at a per share exercise price of $0.60. The warrants were allocated a value of $85,100 at issuance. Such amount reduced the face amount of the Convertible Notes and will be accreted to interest expense over the life of the notes.

Although these recent financing transactions provided us with $2,110,000 in additional working capital, our management recognizes that under current conditions our revenues from operations will not be adequate to satisfy our near term funding requirements. As a result, our management is considering a number of options, including the drastic measures detailed in "Management Strategies" set forth below.

GOING CONCERN ISSUES: The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The following factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

  * The Company's consolidated financial statements for the year ended August 31, 2002 as filed in the Company's Annual Report on Form 10-K, were subject to a going concern qualification and indicated that the Company incurred significant losses from continuing operations during the previous two years ended August 31, 2002. The Company has continued to experience losses from continuing operations for the first two quarters of fiscal year 2003.

  *  We are managing our cash on a day-to-day basis.

  * Frost Capital Group, the lender on our revolving credit facility, has continued to reduce our credit availability, notwithstanding that the borrowing base under the credit agreement would permit additional borrowings, thereby further restricting the amount of cash we can borrow to finance our operations and exacerbating our liquidity problems. Considering borrowing limitations under the Company's existing credit agreement, the Company was only able to borrow an additional $164,000 under its credit agreement at February 28, 2003.

  * The $2,110,000 that the Company received as result of its July 2002 and January 2003 debt offerings has not provided the Company with sufficient capital to satisfy its immediate cash requirements.

  * Our continued deferral of trade payables has resulted in an increase in accounts payable of $1,427,000 from August 31, 2002. This deferral of trade payments is the principal reason the Company has been able to continue its operations
     despite its current cash flow problems.   We do not
     anticipate that we will be in a position to continue to defer payments in this manner.

  * We have experienced unanticipated expenses relating to our plans to relocate equipment and manufacturing operations from our Manchester, Tennessee location to our Mexicali, Mexico facility that have further depleted our available cash on hand.

  * Management expresses substantial doubt that current cash on hand and expected short term revenues from operations will be sufficient to fund current operations.

MANAGEMENT STRATEGIES: In an effort to decrease costs and to achieve profitability, our management initiated certain consolidation measures that were designed to streamline operations, reduce costs, and improve efficiencies. These consolidation measures included the relocation of our corporate headquarters to Perris, California, as well as the relocation of a significant amount of equipment and manufacturing operations from our Manchester, Tennessee location to our plant in Mexicali, Mexico. While we expected the move to our lower cost Mexican facility to result in cost savings, unanticipated expenses incurred in transferring production have more than offset these cost savings to date. These expenses resulted primarily from unexpected product delays and increased dependence on existing inventories needed to satisfy customer demand.

Unless we are immediately successful in dramatically improving our operating performance and increasing our cash flow, which we consider doubtful, we will require additional financing in order to continue as a going concern. We believe that it will be particularly difficult under the current circumstances to obtain such additional financing. Consequently, our management is considering all available options, including aggressively pursuing various financing transactions, attempting to effect further deferrals and discounts of existing payables, effecting further cost reductions, and pursuing a potential reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. To date, management's efforts to implement a strategy that would avoid filing for Chapter 11 bankruptcy protection have not been successful, and, despite the continued efforts of management to avoid seeking bankruptcy protection, it is doubtful that we will be able to continue without filing for such bankruptcy protection.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

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

ITEM 4: CONTROLS AND PROCEDURES
------------------------------

Within ninety days prior to the filing date of this Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

                   PART II.  OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS
------------------------

Plan Administrative Agent, o/b/o of Kevco, Inc. vs Temco Fireplace Products, Inc. On February 5, 2003, the trustee on behalf of Kevco, Inc. instituted a an action in the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division against Temco Fireplace Products, Inc. for the recovery of what the trustee characterizes as preferential transfers under 11 U.S.C. 547 and 550 in the amount of $219,902.45, and other claimed damages.

Rutherford Marketing Services vs Temco Fireplace Products, Inc. On February 6, 2003, Sam Rutherford, individually and d/b/a Sam Rutherford Marketing Services filed suit against Temco Fireplace Products, Inc. in the Chancery Court of Davidson, Tennessee demanding past due payment in the amount of $97,575.33, and other claimed damages.

Continental Machinery Movers, Inc. vs Temco Fireplace Products, Inc. On February 24, 2003, Continental Machinery Movers, Inc. filed suit against Temco Fireplace Products, Inc. in the Chancery Court for Davidson County, Tennessee demanding past due payment in the amount of $139,099.00, and other claimed damages.

Averitt Express, Inc. vs Temco Fireplace Products, Inc. On
February 24, 2003, Averitt Express, Inc. filed suit against Temco
Fireplace Products, Inc. in the Chancery Court of Putnam County,
Tennessee demanding past due payment in the amount of $64,090.16, and other claimed damages.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS
-----------------------------------------------

Subsequent Events -- Subordinated Convertible Notes Issued
January 27, 2003.

Effective July 19, 2002, a group of four private investors led by William Y. Tauscher, our current Chairman, loaned us an aggregate of $750,000 in exchange for our subordinated convertible notes due July 19, 2007 (the "Initial Convertible Notes"). The Initial Convertible Notes were issued pursuant to a Note Purchase Agreement dated July 19, 2002 (the "Note Purchase Agreement") and several related agreements of the same date (the "Related Agreements).

Effective January 23, 2003, a total of six investors, including Mr. James E. Upfield, a director, Mr. Richard Anderson, President and Chief Executive Officer, Mr. John Gurrola, Chief Financial Officer and Secretary, Mr. John Fahey, Vice President of Marketing, Mr. Robert Creer, Vice President of Manufacturing, and Mr. Terry Giles, a private investor (collectively, the "New Investors"), loaned us an aggregate of $610,000 in exchange for additional subordinated convertible notes (the "Additional Convertible Notes") which were issued pursuant to, and on the same terms and conditions contained in, the Note Purchase Agreement and the Related Agreements. Also effective January 23, 2003, the Company entered into an amendment to the revolving credit facility which, in effect, permitted the issuance of the Additional Convertible Notes. Collectively, we refer to the Initial Convertible Notes and the Additional Convertible Notes as the "Convertible Notes." The Convertible Notes were issued pursuant to the registration exemption available under Section 4(2) of the Securities Act of 1933, as amended.

Taking into effect the issuance of the Additional Convertible Notes, the outstanding principal under the Convertible Notes is $1,360,000, and is due on July 19, 2007, or earlier upon an event of default. The original principal amount bears interest at the rate of 6% per annum (9% after a default). Interest under the Initial Convertible Notes is payable monthly, and such payments commenced on September 1, 2002, while interest under the Additional Convertible Notes is payable monthly, and such payments commenced on March 1, 2003. Further, to the extent we engage in certain transactions resulting in the sale of the business prior to the maturity date, the holders of the Convertible Notes maintain the right, at their election, to accelerate the payment of the debt to the effective date of such transaction.
Commencing July 19, 2003, the Convertible Notes are convertible, at the option of the holders thereof, into shares of our common stock at an initial conversion price of $0.60 per share. As a result, the aggregate outstanding principal amount of the Convertible Notes would collectively convert into 2,266,667 shares or, approximately 39.7% of the shares outstanding on February 28, 2003, assuming only the conversion of the Convertible Notes. The Convertible Notes are convertible prior to July 19, 2003, upon an event of default at the election of the holders. Lastly, to the extent the holders of the Convertible Notes do not voluntarily elect to receive the prepayment of the notes in connection with certain sale events, the Convertible Notes will automatically convert upon the occurrence of such event at the then existing conversion price. The Convertible Notes are unsecured obligations and are fully subordinated to certain indebtedness owed by us to Frost Capital Group under our revolving credit facility and to our secured term note payable to James Upfield. In connection with the sale of the Convertible Notes, the Company issued to the Initial Investors and the New Investors common stock purchase warrants exercisable for an aggregate of 453,333 shares of common stock. The warrants may be exercised at any time until July 19, 2007, at a per share exercise price of $0.60. The warrants were allocated a value of $85,100 at issuance. Such amount reduced the face amount of the Convertible Notes and will be accreted to interest expense over the life of the notes.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

As of the date of this filing, the Company has not complied with certain of the loan covenants under its revolving credit facility with Frost Capital Group which required (a) the timely filing of an officer's certificate and (b) the timely delivery of the Company's financial statements for the month of February 2003.
In the past, Frost Capital Group has waived any defaults related to the timely filing of the officer's certificate. The Company subsequently delivered the February monthly financial statements and is now seeking a waiver from the bank to cure this default. In the event the Company is unable to obtain such a waiver, the bank may elect to accelerate all of the indebtedness evidenced by the credit facility and exercise its other rights and remedies relating thereto. In addition, in the event of such acceleration, the holders of the Company's Convertible Notes and other senior debt will be entitled to accelerate the indebtedness by the applicable agreements. The credit facility is secured by all assets of the Company and its subsidiary, Temco Fireplace Products, subject to a first priority security interest in inventory and a second priority security interest in equipment held by Mr. James E. Upfield.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------

None

ITEM 5: OTHER INFORMATION
------------------------

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (a). Exhibits
          --------

          Exhibit
             No.         Description
          ---------      ------------------------------------------------

             99.1        Section 906 Certification.

                           SIGNATURES
                           ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TEMTEX INDUSTRIES, INC.



DATE:     April 21, 2003      BY: /s/  RICHARD N. ANDERSON
                                 ------------------------------
                                   Richard N. Anderson
                                   President, CEO



DATE:     April 21, 2003      BY: /s/  JOHN F. GURROLA
                                 ------------------------------
                                   John F. Gurrola
                                   Chief Financial Officer and
                                      Secretary

                         CERTIFICATIONS

I, Richard Anderson, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Temtex Industries, Inc.:

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

           a.)  designed such disclosure controls and
                procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c.)  presented in  this quarterly report our
               conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 21, 2003          /s/  RICHARD N. ANDERSON
                         -------------------------------------
                         Richard N. Anderson
                         President and Chief Executive Officer

                         CERTIFICATIONS

I, John Gurrola, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Temtex Industries, Inc.:

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

          a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c.)  presented in  this quarterly report our
               conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 21, 2003          /s/  JOHN F. GURROLA
                              ------------------------------
                              John F. Gurrola
                              Chief Financial Officer and
                                 Secretary